Form 10-Q
period 1996-03-31
EUROMED INC
filed 1996-05-15
CIK 852447

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------     -----------------

                                 EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-27720

               NEVADA                                       88-0317700
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      WILHELMINAKANAAL NOORD 6
 NL 4092 VR OOSTERHOUT, THE NETHERLANDS
(Address of principal executive offices)                      (Zip Code)

                               011-31-16-242-4424
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                  -------         --------

As of May 9, 1996, there were 3,150,000 shares outstanding of the registrant's common stock, $0.01 par value.

- -------------------------------------------------------------------------------

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                    PAGE  NO.
                                                                    ---------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets -
               December 31, 1995 and March 31, 1996.................      3

         Condensed Consolidated Statements of Income -
               Three months ended March 31, 1996 and 1995...........      5

         Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 1996 and 1995...........      6

         Notes to Condensed Consolidated Financial Statements.......      8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS............................      9

                           PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................     13

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                               December 31      March 31
                                                   1995           1996
                                               ------------   ------------
ASSETS

Current assets
      Cash and cash equivalents                          64          6,452
      Trade accounts receivable                       2,101          1,206
      Loan receivable                                   304            276
      Due from affiliated companies and
        other related parties                           703            327
      Inventory                                       4,719          6,089
      Other receivables and prepaid expenses            122            763
                                               ------------   ------------
                                                      8,013         15,113

Vehicles, furniture and equipment
      Cars                                               98            114
      Furniture and equipment                           493            501
                                               ------------   ------------
                                                        591            615

      Less: Accumulated depreciation and
        amortization                                   -266           -288
                                               ------------   ------------
                                                        325            327

      Intangible assets less accumulated
        amortization                                    507            476
                                               ------------   ------------
                                                      8,845         15,916
                                               ============   ============


           See accompanying notes to consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)


                                                    December 31      March 31
                                                       1995           1996
                                                   ------------   ------------
LIABILITIES

Current liabilities
      Loan payable                                          311            302
      Bank overdraft                                      2,645          3,440
      Trade accounts payable                              3,002          3,210
      Taxes payable                                         421            463
      Due to affiliated companies, controlling
        interests and other related parties                  10             10
      Other payables and accrued expenses                   264            252
                                                   ------------   ------------
                                                          6,653          7,677

Long-term debts
      Unsecured loan from B.V. Wisteria                     423            405
      Unsecured loan from Hybrida B.V                       496            481
      Unsecured loan from Pantapharma B.V                   125            121
      Other long-term debt                                   31             29
                                                   ------------   ------------
                                                          1,075          1,036

SHAREHOLDERS EQUITY
      Preferred Stock, par value $.01 per share;
      5,000,000 shares authorized; no shares
        issued and outstanding;
      Common Stock, par value $.01 per share;
      20,000,000 shares authorized; 3,150,000
        issued and outstanding;                              20             32
      Additional paid-in capital                             48          5,980
      Retained earnings                                   1,047          1,223
      Cumulative currency translation adjustment              2            -32
                                                   ------------   ------------
                                                          1,117          7,203

      Commitments and contingencies
                                                   ------------   ------------
                                                          8,845         15,916
                                                   ============   ============


           See accompanying notes to consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousand of US dollars, except per share data)
                                  (UNAUDITED)


                                          three months ended
                                      ---------------------------
                                         March 31      March 31
                                          1995           1996
                                      ------------   ------------
Sales                                        6,611          9,368
Cost of  goods sold                          5,941          8,549
                                      ------------   ------------

Gross profit                                   670            819


Selling, general and administrative
  expenses                                     363            491
                                      ------------   ------------
                                               307            328

Interest income                                 10             25
Interest expense                                46             71
                                      ------------   ------------
Income before income taxes                     271            282


Income taxes                                    76            106
                                      ------------   ------------
Net income                                     195            176
                                      ============   ============

Earnings per share                            0.10           0.08
- ------------------                            ----           ----


      See accompanying notes to consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                  (UNAUDITED)


                                                          three months ended
                                                      ---------------------------
                                                        March 31       March 31
                                                          1995           1996
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     195            176

Adjustments to reconcile to
cash flows from operations:
      Amortization of intangible assets                         24             21
      Depreciation expense                                      13             30


Changes in operating assets and liabilities:
      Trade accounts receivable                               -229            835
      Due from affiliated companies and other
        related parties                                       -212            356
      Inventory                                             -1,281         -1,519
      Other receivables and prepaid expenses                     4           -648
      Trade accounts payable                                   205            299
      Taxes payable                                            -38             55
      Due to affiliated companies, controlling
        interests and other related parties                   -449              0
      Other payables and accrued expenses                      397             -4

                                                      ============   ============
Net cash provided by (used in) operating activities         -1,371           -399
                                                      ============   ============


      See accompanying notes to consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                             three months ended
                                                       ---------------------------
                                                         March 31       March 31
                                                            1995           1996
                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of intangible assets                          -30             -6
      Borrowings by and repayments
        from a customer                                           0             19
      Purchase of vehicles, furniture
        and equipment, at cost                                  -72            -42
                                                       ------------   ------------

      Net cash used in investing activities                    -102            -29

CASH FLOW FROM FINANCING ACTIVITIES:
      Common stock issued                                         0             12
      Borrowing under bank overdraft facility                 1,345            879
      Add paid in capital                                         0          5,932
      Long-term debt borrowings                                 193             -4
                                                       ------------   ------------

      Net cash provided by financing activities               1,538          6,819

Effect of currency translation adjustment on cash                42             -3
                                                       ------------   ------------

Net increase in cash and cash equivalents                       107          6,388

Cash and cash equivalents
      at the beginning of the quarter                           313             64
                                                       ------------   ------------

Cash and cash equivalents
                                                       ============   ============
      at the end of the quarter                                 420          6,452
                                                       ============   ============

Cash paid during the quarter:
      Interest                                                   13             30
      Income taxes                                             --             --


      See accompanying notes to consolidated financial statements.

a.   Interim Financial Statements

The consolidated financial information for the interim periods presented herein has not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

b.   Description of business

EuroMed's operating companies, Galenica and Confedera (the "Companies"), both based in Oosterhout, The Netherlands, have a primary business of the wholesale distribution of medicines. The companies' customers are primarily located in the Netherlands. The companies' products are readily available and the companies are not dependent on a single supplier or a few suppliers.

c.   Earnings Per Share

Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the three-month period ended March 31, 1996, using the treasury stock method. Earnings per share for the three-month period ended March 31, 1995 is based upon 2,000,000 shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     EuroMed, Inc. ("EuroMed" or the "Company") is an American pharmaceutical company involved in the import and wholesale distribution of branded and generic medicines within The Netherlands, and in the export of generic medicines throughout the world. EuroMed's business is influenced in general by various economic, market and political trends in The Netherlands and Europe.

     EuroMed operates through its wholly-owned Netherlands subsidiaries, Galenica and Confedera, in: (i) the parallel import of EuroSpecialties, which are prescription ("ethical") branded pharmaceuticals registered and marketed throughout Europe under international patent and a European brand; (ii) the wholesale distribution of EuroSpecialties and generic pharmaceuticals to pharmacies and other wholesalers in The Netherlands; (iii) the wholesale distribution of DutchSpecialties, which are ethical branded pharmaceuticals under international patent, registered and marketed as a brand specifically within The Netherlands; (iv) the wholesale distribution of over-the-counter ("non-ethical") pharmaceuticals to pharmacies and other wholesalers in The Netherlands; and (v) the export of generic pharmaceuticals to developing nations of the world.

     Generics are therapeutically equivalent ethical pharmaceuticals manufactured after the expiration of any patents, and marketed as more competitively priced substitutes for branded ethical pharmaceuticals. Parallel imports are EuroSpecialties purchased within Europe's supranational free market, the fifteen member European Union ("EU"), imported into The Netherlands, often repackaged in the Dutch language, and resold wholesale to pharmacies and other wholesalers at an arbitrage profit. Arbitrage is primarily the result of pricing practices of multinational pharmaceutical companies, differing national health and social policies among EU member states, and currency fluctuations within the EU. The price differences for identical EuroSpecialties in different EU member states make parallel trade, or the trade of registered pharmaceuticals from a low-price market into a high-price market, particularly attractive.

     The retail price of pharmaceuticals reflects not only direct production and local distribution costs but also the cost of research and development. These costs vary enormously from one country to another. Fluctuations in exchange rates, differential pricing by multinational pharmaceutical companies, and varying levels of pressure exerted by the system and social security services in different EU member states, explain the difference in prices within Europe, especially for relatively old pharmaceuticals.

     In the first quarter of 1996, The Netherlands Senate approved legislation proposed by The Netherlands Ministry of Health, Welfare and Sports for a decrease in pharmaceutical prices, which, if implemented, would reduce pharmaceutical prices significantly to the average prices for pharmaceuticals in Belgium, France, Germany, and Great Britain. This may have a unfavorable material impact on net sales and income in the future.

     On a strategic level, the initial public offering of 1,000,000 shares of EuroMed common stock on the Nasdaq National Market on March 19, 1996, and the exercise of the 150,000 share option by the underwriters, provided management with significant capital resources in the first quarter of 1996.

RESULTS OF OPERATIONS

First Quarter ended March 31, 1996 Compared to First Quarter ended March 31,
1995

     Sales. Sales of pharmaceuticals increased 41.7% to $9,368,000 in the first quarter of 1996 compared with $6,611,000 in the first quarter of 1995. The increase in sales of pharmaceuticals was primarily a result of an increase in pharmacy clients and the expanded use of registrations for the import of less expensive branded prescription medicines, or EuroSpecialties.

     Cost of Goods Sold. Cost of pharmaceuticals sold increased 43.9% to $8,549,000 (91.3% of sales) in the first quarter of 1996 compared with $5,941,000 (89.9% of sales) in the first quarter of 1995. The increase in the cost of pharmaceuticals sold was primarily a result of an increase in sales, while the increase as a percent of sales was primarily a result of a more diversified product inventory.

     Gross Profit. Gross profit increased 22.2% to $819,000 (8.7% of sales) in the first quarter of 1996 compared with $670,000 (10% of sales) in the first quarter of 1995. The increase in gross profit was primarily a result of an increase in sales, while the decrease in gross profit as a percent of sales was primarily a result of client pharmacy demand for lower pharmaceutical prices.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased 35.3% to $491,000 (5.24% of sales) in the first quarter of 1996 compared with $363,000 (5.49% of sales) in the first quarter of 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in sales and an increase in the number of employees from 16 to 22, while the decrease as a percent of sales was primarily a result of increased operating efficiencies.

     Interest Expense. Interest expense increased 54.3% to $71,000 in the first quarter of 1996 compared with $46,000 in the first quarter of 1995. The increase in interest expense was a result of an increase in the bank overdraft facility.

     Net Income. Net income decreased 9.7% to $176,000 (1.9% of sales) in the first quarter of 1996 compared with $195,000 (2.95% of sales) in the first quarter of 1995. The decrease in net income was primarily the result of an increase in taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operations was ($399,000) in the first quarter of 1996 compared with ($1,371,000) in the first quarter of 1995.

     Net cash provided by financing activities was $6,819,000 in the first quarter of 1996 compared with $1,538,000 in the first quarter of 1995. The initial public offering of shares on March 19, 1996 through the Nasdaq National Market was the significant source of cash for the first quarter of 1996.

     Cash and cash equivalents at the end of the first quarter 1996 was $6,452,000 compared with $420,000 at the end of the first quarter of 1995.

     Management is of the opinion that these resources, together with existing borrowing capacity, should be sufficient to finance and sustain operations at the present rate of growth for at least the next 18 to 24 months.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


                      Number and Description of Exhibit

Number           Exhibit Description
- ------           -------------------
2.1              Stock Exchange Agreement, dated as of November 17, 1995, by and between Registrant and B.V.
                 Wisteria.(1)
2.2              Ratification Agreement.(1)
3.1              Restated Articles of Incorporation of the Registrant.(1)
3.2              Bylaws of the Registrant.(1)
4.1              Specimen Common Stock Certificate.(1)
10.1             Form of Indemnity Agreement between the Registrant and each of its directors.(1)
10.2             Form of the Registrant's 1995 Stock Compensation Plan.(1)
10.3             Summary of Management contract, dated as of January 1, 1995, by and between Confedera and Pantapharma
                 B.V., and translated summary.(1)
10.4             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Pantapharma
                 B.V., and translated summary.(1)
10.5             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and
                 Jan Bouwman and translated summary.(1)
10.6             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Galenica and
                 Jan Bouwman, and translated summary.(1)
10.7             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and
                 Johan Bernard Krommendam, and translated summary.(1)
10.8             Summary of Agreement, dated March 17, 1995, by and between Confedera and Topaas B.V., and translated summary.(1)
10.9             Summary of Lease Agreement between Galenica and NIVIE Holding B.V., as amended, and translated summary.(1)
10.10            Summary of Loan Agreement between Galenica and Ariano Voorthuizen Beheer B.V., and translated summary.(1)
10.11            Summary of Loan Agreement among Confedera, Galenica and MeesPierson N.V., as amended, and translated summary.(1)
10.12            Summary of Loan Agreement, dated February 1, 1995, between Confedera and Hybrida B.V., and translated summary.(1)
10.13            Summary of Loan Agreement between Galenica and B.V. Wisteria, as amended, and translated summary.(1)
10.14            Summary of loan arrangement between Galenica and Kisters-Ascherman, and translated summary.(1)
10.15            Summary of Cooperation Agreement, dated July 10, 1995, between Confedera and International
                 Procedurement Agency B.V., and translated summary.(1)

10.16            Summary of Purchase Agreement, dated December 31, 1993, by and among Galenica, A. Santosa-Njotosusetyo and Dr. D.H. ter Hofstede, and translated summary.(1)
10.17            Form of Settlement Agreement, dated February 16, 1996, between Pragmacare B.V., and individual pharmacist and translated summary.(1)
10.18            Form of Agreement, dated November 15, 1995, between Galenica B.V., and individual pharmacists and translated summary.(1)
10.19            Loan Agreement between Galenica B.V. and MeesPierson N.V., and translated summary.(1)
11.1             Statement regarding computation of per share earnings.(*)
27.1             Financial Data Schedule.(*)

- --------------
*        Filed herewith

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-80805) and incorporated herein by reference.

(b)  Reports of Form 8-K

     None

Note: Items 1 through 5 are omitted because they are not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         EuroMed, Inc.

DATE:    May 14, 1996

       Signature                                        Title
       ---------                                        -----

/s/ Dr. A. Francois Hinnen                    Chairman, President and
- ------------------------------                 Chief Executive Officer
Dr. A. Francois Hinnen

/s/ Jan Bouwman                               Chief Financial Officer,
- ------------------------------                 Treasurer and Secretary
Jan Bouwman

                                Exhibit Index



Exhibit No.            Description
- -----------            -----------

11.1                   Statement regarding computation of per share earnings.(*)
27.1                   Financial Data Schedule.(*)


(*) Filed herewith