Form 10-Q
period 1996-06-30
EUROMED INC
filed 1996-08-14
CIK 852447

- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------     -----------------

                         COMMISSION FILE NUMBER 0-27720

                                 EUROMED, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                              88-0317700
(State or other jurisdiction of)                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

                  Yes      X                No
                      -------------            ---------------

     As of August 12, 1996, there were 4,000,000 shares outstanding of the registrant's common stock, $0.01 par value.

- --------------------------------------------------------------------------------

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                                                                 PAGE NO.
                                                                                                                 --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets -
                 December 31, 1995 and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Condensed Consolidated Statements of Cash Flows -
                 Six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Condensed Consolidated Statements of Income
                 Three and six months ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 7

         Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                                               PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS.

                        EuroMed, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                            December 31                   June 30
                                                                1995                        1996
                                                               ------                      ------
ASSETS

Current assets
   Cash and cash equivalents                                       64                       3,426
   Trade accounts receivable                                    2,101                       1,421
   Loan receivable                                                304                         710
   Due from affiliated companies and
     other related parties                                        703                         536
   Inventory                                                    4,719                       5,162
   Other receivables and prepaid expenses                         122                         275
                                                                -----                      ------
                                                                8,013                      11,530

Vehicles, furniture and equipment
   Cars                                                            98                         110
   Furniture and equipment                                        493                         585
                                                                -----                      ------
                                                                  591                         695

   Less: Accumulated depreciation and
     amortization                                                (266)                       (313)
                                                                -----                      ------
                                                                  325                         382

   Intangible assets less accumulated
     amortization                                                 507                         539
                                                                -----                      ------
                                                                8,845                      12,451
                                                                =====                      ======


   See accompanying notes to consolidated financial statements.

                        EuroMed, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                            December 31                   June 30
                                                                1995                        1996
                                                               ------                      ------
LIABILITIES

Current liabilities
   Loan payable                                                   311                         293
   Bank overdraft                                               2,645                           -
   Trade accounts payable                                       3,002                       3,963
   Taxes payable                                                  421                         530
   Due to affiliated companies, controlling
     interests and other related parties                           10                           8
   Other payables and accrued expenses                            264                         247
                                                                -----                      ------
                                                                6,653                       5,041
Long-term debts
   Unsecured loan from B.V. Wisteria                              423                           -
   Unsecured loan from Hybrida B.V.                               496                           -
   Unsecured loan from Pantapharma B.V.                           125                         121
   Other long-term debt                                            31                          25
                                                                -----                      ------
                                                                1,075                         146
SHAREHOLDERS EQUITY
   Preferred Stock, par value $.01 per share;
     5,000,000 shares authorized; no shares
     issued and outstanding;
   Common Stock, par value $.01 per share;
     20,000,000 shares authorized; 3,150,000
     issued and outstanding;                                       20                          32
   Additional paid-in capital                                      48                       5,862
   Retained earnings                                            1,047                       1,411
   Cumulative currency translation adjustment                       2                         (41)
                                                                -----                      ------
                                                                1,117                       7,264
   Commitments and contingencies
                                                                -----                      ------
                                                                8,845                      12,451
                                                                =====                      ======


   See accompanying notes to consolidated financial statements.

                        EuroMed, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                 (UNAUDITED)

                                                                    six months ended
                                                               --------------------------
                                                               June 30            June 30
                                                                 1995               1996
                                                               -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         416               363

Adjustments to reconcile to
 cash flows from operations:
   Amortization of intangible assets                                29                43
   Depreciation expense                                             39                65


Changes in operating assets and liabilities:
   Trade accounts receivable                                    (1,248)              530
   Due from affiliated companies and other
    related parties                                               (230)              126
   Inventory                                                    (1,377)             (747)
   Other receivables and prepaid expenses                          (80)             (164)
   Trade accounts payable                                          960             1,168
   Taxes payable                                                   150               138
   Due to affiliated companies, controlling
    interests and other related parties                           (309)               (1)
   Other payables and accrued expenses                             417                (1)
                                                                ------             -----
Net cash provided by (used in) operating activities             (1,233)            1,520
                                                                ======             =====


   See accompanying notes to consolidated financial statements.

                        EuroMed, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                 (UNAUDITED)

                                                             six months ended
                                                        ---------------------------
                                                        June 30             June 30
                                                          1995                1996
                                                        -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of intangible assets                        (40)               (108)
   Borrowings by and repayments
     from a customer                                        39                (433)
   Purchase of vehicles, furniture
     and equipment, at cost                               (148)               (142)
                                                         -----               -----
   Net cash used in investing activities                  (149)               (683)

CASH FLOW FROM FINANCING ACTIVITIES:
   Common stock issued                                       0                  12
   Borrowing under bank overdraft facility                 866              (2,483)
   Add paid in capital                                       0               5,862
   Dividends paid                                            0                   0
   Repayment of long-term debt                               0                (879)
   Long-term debt borrowings                               200                   0
                                                         -----               -----
   Net cash provided by financing activities             1,066               2,512

Effect of currency translation adjustment on cash           24                  13
                                                         -----               -----
Net increase/(decrease) in cash and cash equivalents      (292)              3,362

Cash and cash equivalents
   at the beginning of the period                          313                  64
                                                         -----               -----
Cash and cash equivalents
   at the end of the period                                 21               3,426
                                                         =====               =====
Cash paid during the period:
   Interest                                                 30                  91
   Income taxes                                              -                   -


           See accompanying notes to consolidated financial statements.

                        EuroMed, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousand of US dollars, except per share data)
                                 (UNAUDITED)

                                               three months ended                six months ended
                                             -----------------------          ------------------------
                                             June 30         June 30          June 30          June 30
                                              1995             1996             1995             1996
                                             -------         -------          -------          -------
   Sales                                      8,563            8,508           15,174           17,876
   Cost of goods sold                         7,860            7,636           13,801           16,185
                                              -----            -----           ------           ------
   Gross profit                                 703              872            1,373            1,691


   Selling, general and administrative
    expenses                                    410              600              773            1,091
                                              -----            -----           ------           ------
                                                293              272              600              600

   Interest income                                5               78               15              103
   Interest expense                               9               80               55              151
                                              -----            -----           ------           ------
   Income before income taxes                   289              270              560              552


   Income taxes                                  68               83              144              189
                                              -----            -----           ------           ------
                                                221              187              416              363
                                              =====            =====           ======           ======
   Earnings per share                          0.11             0.06             0.21             0.14
                                              -----            -----           ------           ------


   See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a. Interim Financial Statements

The consolidated financial information for the interim periods presented herein has not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

b. Basis of presentation

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value. On June 15, 1994, computer equipment with estimated value of $4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. (the "Company") and increased its authorized share capital to 20,000,000 common stock and 5,000,000 preferred stock with par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its issued capital.

On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, The Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"). All of the shares of EuroMed Europe B.V. were then exchanged for 1,850,000 common shares of EuroMed, Inc. Neither EuroMed Europe B.V. nor EuroMed, Inc. had any operations and these transactions were completed in contemplation of a public offering of shares of EuroMed, Inc. These transactions are considered as having no effect on the basis of accounting for assets and liabilities and are viewed as having occurred among members of a commonly controlled group in connection with a proposed capital-raising transaction after which the controlling shareholder will have retained control.

The accompanying consolidated financial statements reflect the historical combined financial position as at December 31, 1995 and the consolidated financial position as at June 30, 1996, the results of operations for each of the three months period ended June 30, 1995 and June 30, 1996 and for the six months period ended June 30, 1995 and June 30, 1996 and the cashflows for each of the six months period ended June 30, 1995 and June 30, 1996. All intercompany balances and transactions have been eliminated to arrive at the consolidated totals.

c. Description of business

EuroMed's operating companies, Galenica and Confedera (the "Companies"), both based in Oosterhout, The Netherlands, have a primary business of the wholesale distribution of medicines. The Companies' customers are primarily located in the Netherlands. The Companies' products are readily available and the Companies are not dependent on a single supplier or a few suppliers.

d. Earnings Per Share

Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the six-months period ended June 30, 1996, using the treasury stock method. Earnings per share for the six-months period ended June 30, 1995 is based upon 2,000,000 shares outstanding.

e. Subsequent events

On July 5, 1996, EuroMed, Inc. acquired Mutarestes B.V. a privately held Netherlands based pharmaceutical wholesaler, for $5.87 million in cash and 850,000 shares in EuroMed, Inc. common stock. This increases the number of EuroMed, Inc. common shares outstanding to 4,000,000.

EuroMed, Inc. ("Registrant") and EuroMed Europe B.V., a wholly-owned subsidiary of Registrant ("Purchaser"), entered into a Stock Purchase Agreement, dated as of June 19, 1996 (the "Purchase Agreement"), with Dr. A. Doets ("Doets"),
Dr. N. Th. P. Roozekrans ("Roozekrans"), Mutarestes B. V. ("Mutarestes"), Pluripharm International, B.V., a wholly-owned subsidiary of Mutarestes ("Pluripharm"), and Financieringsmaatschappij De Nieuwe Wereld, B.V., a wholly-owned subsidiary of Pluripharm ("FDNW"), pursuant to which Purchaser agreed to acquire from the personal holding companies of Doets and Roozekrans (collectively, the "Personal Holding Companies") all of the capital stock of Mutarestes, Pluripharm and FDNW (collectively, the "Companies"). The purchase price paid by Purchaser for the Companies consisted of: (i) 10 million Dutch guilders in cash; and (ii) 850,000 shares of Registrant's Common Stock. The closing of the transactions contemplated by the Purchase Agreement occurred on July 5, 1996 (the "Closing Date"). Pluripharm, the operating company, is engaged in the wholesale distribution of branded and generic medicines within The Netherlands.

As a condition of the Purchase Agreement, each of Messrs. Doets and Roozekrans and Dr. A. Francois Hinnen ("Hinnen") entered into a Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, with Purchaser (each, a "Consulting Agreement"). Each Consulting Agreement provides, among other things, that Doets, Roozekrans or Hinnen (as the case may be) shall provide management services to Purchaser for a period of five-years, for which each of such persons will receive an annual fee of 200,000 Dutch guilders, as well as bonuses and fringe benefits as mutually agreed to by each Doets, Roozekrans and Hinnen and Registrant.

Simultaneously with the execution of the Purchase Agreement, Purchaser, Registrant, Doets and Roozekrans entered into a Stock Purchase Agreement, dated as of June 19, 1996 (the "Second Purchase Agreement"), pursuant to which Purchaser purchased from Messrs. Doets and Roozekrans all of the outstanding capital stock of the Personal Holding Companies (i.e., Nydima B.V. and N.T.P. Consult B.V.) for a purchase price equal to the book value of the capital stock of the Holding Companies as of July 1, 1996 payable in cash. The transactions contemplated by the Second Purchase Agreement were consummated on the Closing Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

         EuroMed, Inc. ("EuroMed" or the "Company") is a United States holding company which, through its Netherland subsidiaries, is engaged in the import and wholesale distribution of branded and generic medicines within The Netherlands, and in the export of generic medicines throughout the world. EuroMed's business is influenced in general by various economic, market and political trends in The Netherlands and Europe.

         EuroMed operates through its wholly-owned Netherlands subsidiaries, Galenica and Confedera, in: (i) the parallel import of EuroSpecialties, which are prescription ("ethical") branded pharmaceuticals registered and marketed throughout Europe under international patent and a European brand; (ii) the wholesale distribution of EuroSpecialties and generic pharmaceuticals to pharmacies and other wholesalers in The Netherlands; (iii) the wholesale distribution of DutchSpecialties, which are ethical branded pharmaceuticals under international patent, registered and marketed as a brand specifically with The Netherlands; (iv) the wholesale distribution of over-the-counter ("non-ethical") pharmaceuticals to pharmacies and other wholesalers in The Netherlands; and (v) the export of generic pharmaceuticals to developing nations of the world.

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

         In the second quarter of 1996, the legislation approved by The Netherlands Senate, for a decrease in pharmaceutical prices, reduced pharmaceutical prices in the direction of the average price level for pharmaceuticals in Belgium, France, Germany and Great Britain. This legislation may continue to have an unfavorable material impact on net sales and income in the future.

RESULTS OF OPERATIONS

Six Months ended June 30, 1996 Compared to Six Months ended June 30, 1995

         Sales. Sales of pharmaceuticals increased 18% to $17,876,000 for the six months ended June 30, 1996 compared with $15,174,000 for the six months ended June, 30 1995. The increase in sales of pharmaceuticals was primarily a result of an increase in pharmacy clients and the expanded use of registrations for the import of less expensive branded prescription medicines, or EuroSpecialties.

         Cost of Goods Sold. Cost of pharmaceuticals sold increased 17% to $16,185,000 (91% of sales) for the six months ended June 30, 1996 compared to $13,801,000 (91% of sales) for the six months ended

June 30, 1995. The increase in the cost of pharmaceuticals sold was primarily a result of an increase in sales, while the cost of pharmaceuticals sold as a percent of sales remained level.

         Gross Profit. Gross profit increased 23% to $1,691,000 (9% of sales) for the six months ended June 30, 1996 compared with $1,373,000 (9% of sales) for the six months ended June 30, 1995. The increase in gross profit was primarily a result of the increase in sales and the use of less expensive parallel imported pharmaceuticals in the Company's product inventory, while gross profit as a percent of sales remained level.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 41% to $1,091,000 (6% of sales) for the six months ended June 30, 1996 compared with $773,000 (5% of sales) for the six months ended June 30, 1995. The increase in selling, general and administrative expenses was primarily a result of an increase in sales, while the increase in selling, general and administrative expenses as a percent of sales was primarily a result of the increased expenses associated with the Company being a public reporting company.

         Interest Expense. Interest expense increased 175% to $151,000 for the six months ended June 30,1996 compared with $55,000 for the six months ended June 30, 1995. The increase in interest expense was the result of an increase in the use of the Company's bank line of credit.

         Net Income. Net income decreased 13% to $363,000 (2% of sales) for the six months ended June 30, 1996 compared with $416,000 (3% of sales) for the six months ended June 30, 1995. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses and an increase in taxes.


Second Quarter ended June 30, 1996 Compared to Second Quarter ended June 30,
1995

         Sales. Sales of pharmaceuticals decreased 0.6% to $8,508,000 in the second quarter of 1996 compared with $8,563,000 in the second quarter of 1995. The decrease in sales of pharmaceuticals was primarily a result of a decrease in the export of generic pharmaceuticals.

         Cost of Goods Sold. Cost of pharmaceuticals sold decreased 3% to $7,636,000 (90% of sales) in the second quarter of 1996 compared to $7,860,000 (92% of sales) in the second quarter of 1995. The decrease in the cost of pharmaceuticals sold, and the cost of pharmaceuticals sold as a percent of sales, was primarily a result of an increase in the use of less expensive parallel imported pharmaceuticals in the Company's product inventory.

         Gross Profit. Gross profit increased 24% to $872,000 (10% of sales) in the second quarter of 1996 compared with $703,000 (8% of sales) in the second quarter of 1995. The increase in gross profit, and gross profit as a percent of sales, was primarily a result of the use of less expensive parallel imported pharmaceuticals in the company's product inventory.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 46% to $600,000 (7% of sales) in the second quarter of 1996 compared with $410,000 (5% of sales) in the second quarter of 1995. The increase in selling, general and administrative expenses, and selling, general and administrative expenses as a percent of sales, was primarily a result of the increased expenses associated with a public enterprise.

         Interest Expense. Interest expense increased 789% to $80,000 in the second quarter of 1996 compared with $9,000 in the second quarter of 1995. The increase in interest expense was the result of an increase in the use of the company's bank line of credit.

         Net Income. Net income decreased 15% to $187,000 (2% of sales) in the second quarter of 1996 compared with $221,000 (3% of sales) in the second quarter of 1995. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses and an increase in taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by (used in) operations was $1,520,000 for the six months ended June 30, 1996 compared with ($1,233,000) for the six months ended June 30, 1995.

         Net cash provided by financing activities was $2,512,000 for the six months ended June 30, 1996 compared with $1,066,000 for the six months ended June 30, 1995. The initial public offering of shares of Common Stock of the Company on March 19, 1996 was the significant source of cash for the six months ended June 30, 1995.

         Cash and cash equivalents for the six months ended June 30, 1996 were $3,426,000 compared with $21,000 for the six months ended June 30, 1995.

         On July 5, 1996 the Company acquired all of the outstanding shares of Mutarestes B.V., a privately held Netherlands pharmaceutical wholesaler, for $5.87 million in cash and 850,000 shares of EuroMed, Inc. common stock. The Company's total outstanding common stock increased from 3,150,000 to 4,000,000 shares.

         Management is of the opinion that these resources, together with existing borrowing capacity, should be sufficient to finance and sustain operations at the present rate of growth for at least the next 18 to 24 months.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         The Company's bank credit facility restricts the Registrant's ability to declare and pay dividends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.

         None.

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


4.1              Specimen Common Stock Certificate.(1)
10.1             Form of Indemnity Agreement between the Registrant and each of its directors.(1)
10.2             Form of the Registrant's 1995 Stock Compensation Plan.(1)
10.3             Summary of Management contract, dated as of January 1, 1995, by and between Confedera and Pantapharma
                 B.V., and translated summary.(1)
10.4             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Pantapharma
                 B.V., and translated summary.(1)
10.5             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and
                 Jan Bouwman and translated summary.(1)
10.6             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Galenica and
                 Jan Bouwman, and translated summary.(1)
10.7             Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and
                 Johan Bernard Krommendam, and translated summary.(1)
10.8             Summary of Agreement, dated March 17, 1995, by and between Confedera and Topaas B.V., and translated summary.(1)
10.9             Summary of Lease Agreement between Galenica and NIVIE Holding B.V, as amended, and translated summary.(1)
10.10            Summary of Loan Agreement between Galenica and Ariano Voorthuizen Beheer B.V., and translated summary.(1)
10.11            Summary of Loan Agreement among Confedera, Galenica and MeesPierson N.V., as amended, and translated summary.(1)
10.12            Summary of Loan Agreement, dated February 1, 1995, between Confedera and Hybrida B.V., and translated summary.(1)
10.13            Summary of Loan Agreement between Galenica and B.V. Wisteria, as amended, and translated summary.(1)
10.14            Summary of loan arrangement between Galenica and Kisters-Ascherman, and translated summary.(1)
10.15            Summary of Cooperation Agreement, dated July 10, 1995, between Confedera and International
                 Procedurement Agency B.V., and translated summary.(1)
10.16            Summary of Purchase Agreement, dated December 31, 1993, by and among Galenica, a. Santosa-Njotosusetyo and Dr. D.H. ter Hofstede, and translated summary.(1)
10.17            Form of Settlement Agreement, dated February 16, 1996, between Pragmacare B.V., and individual pharmacist and translated summary.(1)
10.18            Form of Agreement, dated November 15, 1995, between Galenica B.V., and individual pharmacists and translated summary.(1)
10.19            Loan Agreement between Galenica B.V. and MeesPierson N.V., and translated summary.(1)
10.20            Stock Purchase Agreement dated as of June 19, 1996, by and among Registrant, Purchaser, Doets,
                 Roozekrans, Mutarestes, Pluripharm and FDNW.(2)
10.21            Stock Purchase Agreement, dated as of June 19, 1996, by and among Registrant, Purchaser, Doets and
                 Roozekrans.(3)
10.22            Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and Doets.(3)
10.23            Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and Roozekrans.(3)

10.24            Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and Hinnen.(3)
11.1             Statement regarding computation of per share earnings.(*)
27.1             Financial Date Schedule.(*)


__________

*  Filed herewith

(1)              Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-80805) and
                 incorporated herein by reference.
(2)              Previously filed as an exhibit to the Company's Report on Form 8-K filed on July 19, 1996 and incorporated herein by reference.
(3)              To be filed as an exhibit to the amendment to the Company's Report on Form 8-K filed on July 19,
                 1996.


(b) Reports of Form 8-K

 The Company filed a Report on Form 8-K on July 19, 1996 which reported an acquisition of assets under Item 2.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         EuroMed, Inc.

DATE:  August 14, 1996



          Signature                                     Title
          ---------                                     -----



/s/ Jan Bouwman
- ------------------------                           Chief Financial Officer,
Jan Bouwman                                         Treasurer and Secretary

                                 EXHIBIT INDEX

Number   Exhibit Description
- ------   -------------------
2.1      Stock Exchange Agreement, dated as of November 17, 1995, by and between Registrant and B.V. Wisteria.(1)
2.2      Ratification Agreement.(1)
3.1      Restated Articles of Incorporation of the Registrant.(1)
3.2      Bylaws of the Registrant.(1)



4.1      Specimen Common Stock Certificate.(1)
10.1     Form of Indemnity Agreement between the Registrant and each of its directors.(1)
10.2     Form of the Registrant's 1995 Stock Compensation Plan.(1)
10.3     Summary of Management contract, dated as of January 1, 1995, by and between Confedera and Pantapharma B.V., and translated summary.(1)
10.4     Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Pantapharma B.V., and translated summary.(1)
10.5     Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and Jan
         Bouwman and translated summary.(1)
10.6     Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Galenica and Jan
         Bouwman, and translated summary.(1)
10.7     Summary of Management Contract, dated as of January 1, 1995, by and between Galenica and Confedera and Johan
         Bernard Krommendam, and translated summary.(1)
10.8     Summary of Agreement, dated March 17, 1995, by and between Confedera and Topaas B.V., and translated summary.(1)
10.9     Summary of Lease Agreement between Galenica and NIVIE Holding B.V, as amended, and translated summary.(1)
10.10    Summary of Loan Agreement between Galenica and Ariano Voorthuizen Beheer B.V., and translated summary.(1)
10.11    Summary of Loan Agreement among Confedera, Galenica and MeesPierson N.V., as amended, and translated summary.(1)
10.12    Summary of Loan Agreement, dated February 1, 1995, between Confedera and Hybrida B.V., and translated summary.(1)
10.13    Summary of Loan Agreement between Galenica and B.V. Wisteria, as amended, and translated summary.(1)
10.14    Summary of loan arrangement between Galenica and Kisters-Ascherman, and translated summary.(1)
10.15    Summary of Cooperation Agreement, dated July 10, 1995, between Confedera and International Procedurement Agency
         B.V., and translated summary.(1)
10.16    Summary of Purchase Agreement, dated December 31, 1993, by and among Galenica, a. Santosa-Njotosusetyo and Dr.
         D.H. ter Hofstede, and translated summary.(1)
10.17    Form of Settlement Agreement, dated February 16, 1996, between Pragmacare B.V., and individual pharmacist and translated summary.(1)
10.18    Form of Agreement, dated November 15, 195, between Galenica B.V., and individual pharmacists and translated summary.(1)
10.19    Loan Agreement between Galenica B.V. and MeesPierson N.V., and translated summary.(1)
10.20    Stock Purchase Agreement dated as of June 19, 1996, by and among Registrant, Purchaser, Doets, Roozekrans,
         Mutarestes, Pluripharm and FDNW.(2)
10.21    Stock Purchase Agreement, dated as of June 19, 1996, by and among Registrant, Purchaser, Doets and
         Roozekrans.(3)
10.22    Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and
         Doets.(3)
10.23    Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and
         Roozekrans.(3)

10.24    Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and Hinnen.(3)
11.1     Statement regarding computation of per share earnings.(*)
27.1     Financial Date Schedule.(*)


__________

*  Filed herewith

(1)      Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-80805) and
         incorporated herein by reference.
(2)      Previously filed as an exhibit to the Company's Report on Form 8-K filed on July 19, 1996 and incorporated herein by reference.
(3)      To be filed as an exhibit to the amendment to the Company's Report on Form 8-K filed on July 19, 1996.