Form 10-Q
period 1996-09-30
EUROMED INC
filed 1996-11-14
CIK 852447

--------------------------------------------------------------------------------


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO
                                       --------------  ------------------

                       COMMISSION FILE NUMBER 0-27720

                                EUROMED, INC.
           (Exact name of registrant as specified in its charter)


             NEVADA                                             88-0317700
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

                 Yes      X                No
                    ------------              -----------


As of November 9, 1996, there were 4,000,000 shares outstanding of the registrant's common stock, $0.01 par value.

--------------------------------------------------------------------------------

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):
         Condensed Consolidated Balance Sheets -
                 December 31, 1995 and September 30, 1996 . . . . . . . . . 1

         Condensed Consolidated Statements of Income -
                 Three and Nine months ended September 30, 1996 and 1995. . 3

         Condensed Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1996 and 1995 . . . . . .  4

         Notes to Condensed Consolidated Financial Statements . . . . . . . 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . 7


                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .  11

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                   December 31      September 30
                                                       1995             1996
                                                   -----------      ------------
ASSETS

Current assets
   Cash and cash equivalents                              64            2,314
   Trade accounts receivable                           2,101            2,254
   Loan receivable                                       304              592
   Due from affiliated companies and
     other related parties                               703              841
   Inventory                                           4,719            6,904
   Other receivables and prepaid expenses                122              555
                                                       -----           ------
                                                       8,013           13,460

Vehicles, furniture and equipment
   Cars                                                   98              112
   Furniture and equipment                               493              745
                                                       -----           ------
                                                         591              857

Less: Accumulated depreciation and
  amortization                                          (266)            (367)
                                                       -----           ------
                                                         325              490

Intangible assets less accumulated
  amortization                                           507           11,241
                                                       -----           ------
                                                       8,845           25,191
                                                       =====           ======


See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                            December 31      September 30
                                                                1995             1996
                                                            -----------      ------------
LIABILITIES
Current liabilities
  Loan payable                                                      311               292
  Bank overdraft                                                  2,645             4,187
  Trade accounts payable                                          3,002             5,027
  Taxes payable                                                     421             1,384
  Due to affiliated companies, controlling
    interests and other related parties                              10                44
  Other payables and accrued expenses                               264             1,161
                                                            -----------      ------------
                                                                  6,653            12,095
Long-term debts
  Unsecured loan from B.V. Wisteria                                 423                 -
  Unsecured loan from Hybrida B.V.                                  496                 -
  Unsecured loan from Pantapharma B.V.                              125               117
  Other long-term debt                                               31                 0
                                                            -----------      ------------
                                                                  1,075               117
SHAREHOLDERS EQUITY
  Preferred Stock, par value $.01 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding;
  Common Stock, par value $.01 per share;
    20,000,000 shares authorized; 4,000,000
    issued and outstanding;                                          20                40
  Additional paid-in capital                                         48            11,591
  Treasury stock; 23,000 shares                                       0              (132)
  Retained earnings                                               1,047             1,530
  Cumulative currency translation adjustment                          2               (50)
                                                            -----------      ------------
                                                                  1,117            12,979

  Commitments and contingencies
                                                            -----------      ------------
                                                                  8,845            25,191
                                                            ===========      ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands of US dollars, except per share data)


     (UNAUDITED)                   three months ended                  nine months ended
                                   ------------------                  -----------------
                              September 30      September 30      September 30      September 30
                                  1995              1996              1995              1996
                                  ----              ----              ----              ----
Sales                              7,745          16,124              22,919            34,000
Cost of goods sold                 7,152          14,778              20,953            30,963
                                  ------          ------              ------            ------
Gross profit                         593           1,346               1,966             3,037

Selling, general and
 administrative expenses             217           1,068                 990             2,159
                                  ------          ------              ------            ------
                                     376             278                 976               878

Interest income                        7              16                  22               119
Interest expense                      58              64                 113               215
                                  ------          ------              ------            ------
Income before income taxes           325             230                 885               782

Income taxes                         117             110                 261               299
                                  ------          ------              ------            ------
                                     208             120                 624               483
                                  ======          ======              ======            ======
Earnings per share                  0.10            0.03                0.31              0.16
                                  ------          ------              ------            ------




See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                        nine months ended
                                                        -----------------
                                                  September 30      September 30
                                                      1995              1996
                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               624              483

Adjustments to reconcile to
  cash flows from operations:
   Amortization of intangible assets                      45              202
   Depreciation expense                                   83              103

Changes in operating assets and liabilities:
   Trade accounts receivable                            (161)             938
   Due from affiliated companies and other
     related parties                                  (1,505)            (188)
   Inventory                                          (2,507)          (1,098)
   Other receivables and prepaid expenses               (348)             (85)
   Trade accounts payable                                655             (427)
   Taxes payable                                          36              103
   Due to affiliated companies, controlling
     interests and other related parties               1,878               36
   Other payables and accrued expenses                    69              757
                                                      ------           ------

Net cash provided by (used in)
  operating activities                                (1,131)             824
                                                      ======           ======


See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                  (UNAUDITED)

                                                          nine months ended
                                                          -----------------
                                                     September 30   September 30
                                                         1995           1996
                                                         ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of intangible assets                 (138)          (176)
        Acquisition of Mutarestes B.V.                                (4,453)
        Borrowings by and repayments from a
          customer                                         56           (315)
        Purchase of vehicles, furniture
          and equipment, at cost                         (199)          (205)
                                                     --------       --------

        Net cash used in investing activities            (281)        (5,149)

CASH FLOW FROM FINANCING ACTIVITIES:
        Common stock issued                                 0             12
        Borrowing under bank overdraft facility           898          1,751
        Issueing of common shares                           0          5,814
        Treasury stock                                      0           (132)
        Repayment of long-term debt                         0           (907)
        Long-term debt borrowings                         201              0
                                                     --------       --------

        Net cash provided by financing activities       1,099          6,538

Effect of currency translation adjustment on cash          25             37
                                                     --------       --------

Net increase/(decrease) in cash and cash equivalents     (288)         2,250

Cash and cash equivalents
  at the beginning of the year                            313             64
                                                     --------       --------
Cash and cash equivalents
  at the end of the nine months period                     25          2,314
                                                     ========       ========

Cash paid during the year:
        Interest                                           66            167
        Income taxes                                        -             73

Non cash transaction
        Issued 050,000 common shares ($8.75) as part
        of the payment of the Mutarestes acquisition                   5,729


         See Accompanying Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a. Interim Financial Statements

The consolidated financial information for the interim periods presented herein has not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated statements of earnings and cashflows at the dates and the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

b. Basis of presentation

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value. On June 15, 1994, computer equipment with estimated value of $4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995 Swiss Nassau Corporation changed its name into EuroMed, Inc. ("the Company") and increased its authorized share capital to 20,000,000 common stock and 5,000,000 preferred stock with par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its issued capital.

On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, The Netherlands, were exchanged by the ultimate shareholder of both companies for all the shares of a newly-formed company, EuroMed Europe B.V. Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"). All of the shares of EuroMed Europe B.V. were then exchanged for 1,850,000 common shares of EuroMed, Inc. Neither EuroMed Europe B.V. nor EuroMed, Inc. has any operations and these transactions were completed in contemplation of a public offering of shares of EuroMed, Inc. These transactions are considered as having no effect on the basis of accounting for assets and liabilities and are viewed as having occurred among members of a commonly controlled group in connection with a proposed capital raising transaction after which the controlling shareholder will have retained control.

On July 5, 1996, EuroMed, Inc. acquired Mutarestes B.V. a privately held Netherlands based pharmaceutical wholesaler, for NLG 10,000,000 in cash and 850,000 shares in EuroMed, Inc. common stock. This increases the number of common shares outstanding to 4,000,000.

The accompanying consolidated financial statements reflect the historical combined financial position as at December 31, 1995 and September 30, 1996 and the results of operations and cashflows for each of the years in the two year period ended September 1995 and September 1996 combined. All intercompany balances and transactions have been eliminated to arrive at the consolidated totals.

c. Description of business

EuroMed's operating companies, Galenica, Confedera and Mutarestes (the "companies"), all based in the Netherlands (Galenica and Confedera in Oosterhout and Mutarestes in Heerhugowaard) have a primary business of the wholesale distribution of medicines. The Companies' customers are primarily located in the Netherlands. The companies' products are readily available and the companies are not dependent on a single supplier or a few suppliers.

d. Earnings Per Share

Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the nine-months period ended September 30, 1996 using the treasury stock method (exhibit 11). Earnings per share for the Nine-months period ended September 30, 1995 is based upon 2,000,000 shares outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

        EuroMed operates through its wholly-owned Netherlands subsidiaries, Galenica, Confedera and Mutarestes, in: (i) the parallel import of EuroSpecialties, which are prescription ("ethical") branded pharmaceuticals registered and marketed throughout Europe under international patent and a European brand; (ii) the wholesale distribution of EuroSpecialties and generic pharmaceuticals to pharmacies and other wholesalers in The Netherlands; (iii) the wholesale distribution of Dutch-Specialties, which are ethical branded Pharmaceuticals under international patent, registered and marketed as a brand specifically with The Netherlands; (iv) the wholesale distribution of over-the-counter ("non-ethical") pharmaceuticals to pharmacies and other wholesalers in The Netherlands; and (v) the export of generic pharmaceuticals to developing nations of the world.

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

        In the second quarter of 1996, the legislation approved by The Netherlands Senate, for a decrease in pharmaceutical prices, reduced pharmaceutical prices in the direction of the average price level for pharmaceuticals in Belgium, France, Germany and Great Britain. This legislation may continue to have an unfavorable material impact on net sales and income in the future. In the months July and August this legislation had material impact on the sales and Gross profit of the EuroSpecialties because the inventory had to be sold against lower market prices, in some cases the price was lower than the costprice of these products.

        As from July 1996 Mutarestes B.V. was acquired, the results of Mutarestes are consolidated as of July 1, 1996.

RESULTS OF OPERATIONS

Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995.

Sales

        Sales of pharmaceuticals increased 48.3% to $34,000,000 for the nine months ended September 30, 1996 compared with $22,919,000 for the nine months ended September 30, 1995. The increase in sales of pharmaceuticals was primarily a result of the acquisition of Mutarestes B.V., the increase is lower than suspected due to the legislation of The Netherlands Senate and the decrease in the Sales of export of generic pharmaceuticals to developing nations of the world.

Cost of Goods Sold

        Cost of pharmaceuticals sold increased 47.8% to $30,963,000 (91.1% of sales) for the nine months ended September 30, 1996 compared to $20,953,000 (91.4% of sales) for the nine months ended September 30, 1995. The increase in the cost of pharmaceuticals sold was primarily a result of the acquisition of Mutarestes B.V.

Gross Profit

        Gross profit increased 54.5% to $3,037,000 (8.9% of sales) for the nine months ended September 30, 1996 compared with $1,966,000 (8.6% of sales) for the nine months ended September 30, 1995. The increase in gross profit was primarily a result of the acquisition of Mutarestes B.V. and the use of less expensive branded generics in the Company's product inventory with a higher margin.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 118.1% to $2,159,000 (6.4% of sales) for the nine months ended September 30, 1996 compared with $990,000 (4.3% of sales) for the nine months ended September 30, 1995. The increase in selling, general and administrative expenses was primarily a result of the acquisition of Mutarestes B.V. (amortization of intangible assets and costs of Mutarestes), while the increase in selling, general and administrative expenses associated with the Company being a publicly reported company.

Interest Income

        Interest income increased 440.9% to $119,000 (0.4% of sales) for the nine months ended September 30, 1996 compared with $22,000 (0.1% of sales) for the nine months ended September 30, 1995. The increase in interest income was primarily a result of the IPO on March 19, 1996.

Interest Expense

        Interest expense increased 2.3% to $215,000 (0.6% of sales) for the nine months ended September 30, 1996 compared with $113,000 (0.5% of sales) for the nine months ended September 30, 1995. The increase in interest expense was the result of an increase in the use of the Company's bank line of credit.

Net Income

        Net income decreased 23% to $483,000 (1.4% of sales) for the nine months ended September 30, 1996 compared with $624,000 (2.7% of sales) for the nine months ended September 30, 1995. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses and an increase in taxes.

Third Quarter ended September 30, 1996 Compared to Third Quarter ended September 30, 1995.

Sales

     Sales of pharmaceuticals increased 108.2% to $16,124,000 for third quarter of 1996 compared with $7,745,000 for the third quarter of 1995. The increase in sales of pharmaceuticals was primarily a result of the acquisition of Mutarestes B.V., the increase is lower than suspected due to the legislation of The Netherlands Senat and the decrease in the Sales of export of generic pharmaceuticals to developing nations of the world.

Cost of Goods Sold.

        Cost of pharmaceuticals sold increased 106.0% to $14,778,000 (91.7% of sales) for the third quarter of 1996 compared to $7,152,000 (92.3% of sales) for the third quarter of 1995. The increase in the cost of pharmaceuticals sold was primarily a result of the acquisition of Mutarestes B.V.

Gross Profit.

        Gross profit increased 127.0% to $1,346,000 (8.3% of sales) for the third quarter of 1996 compared with $593,000 (7.7% of sales) for the third quarter of 1995. The increase in gross profit was primarily a result of the acquisition of Mutarestes B.V. and the use of less expensive branded generics in the Company's product inventory with a higher margin.

Selling, General and Administrative Expenses.

        Selling, general and administrative expenses increased 392.2% to $1,068,000 (6.6% of sales) for the third quarter of 1996 compared with $217,000 (2.8% of sales) for the third quarter of 1995. The increase in selling, general and administrative expenses was primarily a result of the acquisition of Mutarestes B.V. (amortization of intangible assets and costs of Mutarestes), the increase in selling, general and administrative expenses associated with the Company being a public enterprise and the decrease in Sales of the export of generic pharmaceuticals to developing nations of the world.

Interest income

        Interest income increased 128.6% to $16,000 (0.1% of sales) for the third quarter of 1996 compared with $7,000 (0.1% of sales) for the third quarter of 1995. The increase in interest income was primarily a result of the acquisition of Mutarestes B.V.

Interest Expense

        Interest expense increased 10.3% to $64,000 (0.4% of sales) for the third quarter of 1996 compared with $58,000 (0.7% of sales) for the third quarter of 1995. The increase in interest expense was the result of an increase in the use of the Company's bank line of credit.

Net Income

        Net income decreased 42.3% to $120,000 (0.7% of sales) for the third quarter of 1996 compared with $208,000 (2.7% of sales) for the third quarter of 1995. The decrease in net income was primarily the result of an increase in selling, general and administrative expenses and an increase in taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by (used in) operations was $824,000 for the nine months ended September 30, 1996 compared with (1,131,000) for the nine months ended September 30, 1995.

        Net cash provided by financing activities was $6,538,000 for the nine months ended September 30, 1996 compared with $1,099,000 for the nine months ended September 30, 1995. The initial public offering of shares of Common Stock of the Company on March 19, 1996 and the increase of the Company's bank line of credit were the significant sources of cash for the nine months ended September 30, 1996.

        Cash and cash equivalents for the nine months ended September 30, 1996 were $2,314,000 compared with $25,000 for the nine months ended September 30, 1995.

None Cash transaction

        On July 5, 1996, EuroMed, Inc. acquired Mutarestes B.V. a privately held Netherlands pharmaceutical wholesaler, for NLG 10,000,000 in cash and 850,000 shares in EuroMed, Inc. common stock. This increases the number of common stock outstanding to 4,000,000.

        Management is of the opinion that these resources, together with the existing borrowing capacity, should be sufficient to finance and sustain operations at the present rate of growth for at least 12 to 18 months.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits              Number and Description of Exhibit

Number           Exhibit Description
------           -------------------

2.1              Stock Exchange Agreement, dated as of November 17, 1995, by and between Registrant and B.V. Wisteria.(1)
2.2              Ratification Agreement.(1)
3.1              Restated Articles of Incorporation of the Registrant.(1)
3.2              Bylaws of the Registrant.(1)
4.1              Specimen Common Stock Certificate.(1)
11               Computation of Earnings and Shares
27.1             Financial Date Schedule.(*)

--------
*                Filed herewith

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-80805) and incorporated herein by reference.


(b) Reports of Form 8-K

         The Company filed an amendment to the Current Report on Form 8-K, which was originally filed on July 19, 1996 to report the information required by Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         EuroMed, Inc.

DATE:  November 14, 1996


       Signature                                          Title
       ---------                                          -----


/s/ JAN BOUWMAN
-------------------                                Chief Financial Officer,
Jan Bouwman                                        Treasurer and Secretary

                                EXHIBIT INDEX


           Exhibit                                 Description
           -------                                 -----------
            11                           Computation of Earnings and Shares
            27                           Financial Data Schedule