Form 10-K
period 1996-12-31
EUROMED INC
filed 1997-04-15
CIK 852447

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO
                             ---------------------
                          COMMISSION FILE NO. 0-27720
                             ---------------------

                                 EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                          88-031770
         (State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation or organization)

                      WILHELMINAKANAAL NOORD 6, NL 4902VR
                          OOSTERHOUT, THE NETHERLANDS
                    (Address of principal executive offices)

                               011-31-16-203-7440
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

             TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                    -----------------------------------------
                     None                                              None

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Bulletin Board, on April 10, 1997 ($1.3125) was $1,664,250. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number shares outstanding of the registrant's common stock as of April 10, 1997 was: 3,968,000 shares of common stock, par value $.01 per share.

     Documents incorporated by reference: Part III Items 10, 11, 12 and 13 of this Form 10-K will be set forth in the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held May 26, 1997.
================================================================================

                                 EUROMED, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1:   Business....................................................    3
Item 2:   Properties..................................................   12
Item 3:   Legal Proceedings...........................................   12
Item 4:   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6:   Selected Financial Data.....................................   13
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 8:   Financial Statements and Supplementary Data.................   18
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   34

                                  PART III

Item 10:  Directors and Executive Officers of EuroMed, Inc............   34
Item 11:  Executive Compensation......................................   34
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13:  Certain Relationships and Related Transactions..............   34

                                  PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   35

                                     PART I

     This Report Form contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this document, the words "anticipate," "believe," "estimate" and "expect" and similar expressions as they relate to the Company or management of the Company are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risk factors described in this Report Form. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

     EuroMed was incorporated as Swiss Nassau Corporation on May 17, 1994, under the laws of the State of Nevada. The Company amended its name to EuroMed, Inc. on October 20, 1995. The Company's principal offices are located at Wilhelminakanaal Noord 6, NL 4902 VR Oosterhout, The Netherlands; and the telephone number is 011-31-16-242-4424. The Company was formed as a holding company for the purpose of acquiring companies operating in the health and medical services industry. Effective November 17, 1995, the Company acquired all of the issued and outstanding capital stock of EuroMed Europe, B.V. ("EuroMed Europe") which company owns all of the issued and outstanding capital stock of Galenica and Confedera. EuroMed Europe is a holding company for Confedera and Galenica and does not have any operations. In July 1996, EuroMed acquired all of the capital stock of Mutarestes B.V., a Netherlands limited liability company, and its wholly-owned operating company, Pluripharm International, B.V., a Netherlands limited liability company ("Pluripharm"). EuroMed has entered into an agreement to sell Pluripharm. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation -- Subsidiary Divestiture and Capital Stock Restructuring" below.

     EuroMed, Inc. ("EuroMed" or the "Company") is engaged, through its wholly-owned Netherlands subsidiaries, Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), in (i) the parallel import of "EuroSpecialties", which are prescription ("ethical") branded pharmaceuticals, registered and marketed throughout Europe under international patent and a European brand; (ii) the wholesale distribution of EuroSpecialties and generic pharmaceuticals to pharmacies and other wholesalers in The Netherlands; (iii) the wholesale distribution of DutchSpecialties, which are ethical branded pharmaceuticals under international patent, registered and marketed as a brand specifically within The Netherlands; (iv) the wholesale distribution of over-the-counter ("non-ethical") pharmaceuticals to pharmacies and other wholesalers in The Netherlands; and (v) the sale of EuroSpecialties to other wholesalers in The Netherlands. The Company is licensed through The Netherlands Ministry of Health, Welfare and Sports ("Ministry of Health") to import and trade in pharmaceuticals and controlled substances. The Company is further subject to the Royal Netherlands Pharmaceutical Inspection ("Pharmaceutical Inspection"), which authority controls the exercise of the Company's pharmaceutical licenses and its rights to import, purchase, sell, market, manufacture and distribute pharmaceuticals in The Netherlands. Although the Company is licensed in The Netherlands to manufacture pharmaceuticals, at present it is not engaged in any manufacturing.

     EuroSpecialties, DutchSpecialties and generics are registered with The Netherlands government in The Hague through the Medicines Evaluation Board ("MEB"), which authority controls the registration of ethical pharmaceuticals in The Netherlands. Generics are therapeutically equivalent ethical pharmaceuticals manufactured after the expiration of any patents, and marketed as more competitively priced substitutes for branded ethical pharmaceuticals. Parallel imports are EuroSpecialties purchased within Europe's supranational free market, the fifteen member European Union ("EU"), imported into The Netherlands, often repackaged in the Dutch language, and resold wholesale to pharmacies and other wholesalers at an arbitrage profit. Arbitrage is primarily the result of pricing practices of multinational pharmaceutical companies, differing national health and social policies among EU member states, and currency fluctuations within the EU. In summary, the price differences for identical EuroSpecialties in different EU member states make parallel trade, or the trade of registered pharmaceuticals from a low-price market into a high-price market, particularly attractive. The fifteen member states of the EU are Austria, Belgium, Denmark, Finland, France, Germany, Greece, Great Britain, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain and Sweden. The Company currently purchases EuroSpecialties in Belgium, France, Germany, Great Britain, Greece, Italy and Spain.

     The International Pharmacy Journal reported in 1995 that 33% of all prescriptions in The Netherlands were substituted with less expensive generic and EuroSpecialty pharmaceuticals. This was encouraged, according to the International Pharmacy Journal, by measures of The Netherlands government to economize in the state subsidized health care sector on some of the highest pharmaceutical prices in Europe. On June 1, 1994, The Netherlands pharmaceutical industry reduced retail pharmaceutical prices by 5% in a voluntary response to pressures from The Netherlands government for a 7% reduction in the retail price for pharmaceuticals. In 1995, the Ministry of Health proposed a decrease in pharmaceutical prices to the level of neighboring EU member states and in April 1996, The Netherlands Senate approved legislation which would reduce prices significantly to approximately the average prices for pharmaceuticals in Belgium, France, Germany and Great Britain. The Netherlands pharmaceutical market averaged very little growth in 1996, with total revenue of $2.3 billion.

     The Company's primary business strategies include the expansion of Galenica's wholesale pharmaceutical business in EuroSpecialties and generics with pharmacies and other wholesalers throughout The Netherlands and the EU, the expansion of Confedera's niche market within the EU in the parallel import of EuroSpecialties, and the expansion of Confedera's generic pharmaceutical export business worldwide. Further, the Company will continue to seek business operations outside The Netherlands through the acquisition of healthcare related companies or assets.

     The Company's sales have increased from $6,780,000 in 1992 to $35,471,000 in 1996.

GALENICA

     Galenica, founded in 1988, is a wholesale pharmaceutical distributor, to pharmacies within The Netherlands, of the following products: (i) EuroSpecialties; (ii) DutchSpecialties; (iii) generics; and (iv) non-prescription pharmaceuticals. Galenica maintains an inventory of over 6,000 pharmaceutical products, including controlled substances, and the licenses required from the Ministry of Health for the wholesale distribution of pharmaceuticals and controlled substances. Galenica is further subject to The Netherlands Pharmaceutical Inspection which oversees Good Distribution Practice ("GDP") quality control norms for the distribution of pharmaceuticals.

     In 1994, Galenica expanded its range of wholesale pharmaceuticals in response to the demands from client pharmacies for a more comprehensive variety of pharmaceuticals. In prior years, Galenica focused its wholesale distribution resources within a more limited, but profitable, range of pharmaceutical products. As a result of this change in its marketing philosophy, the assortment of pharmaceuticals in Galenica's inventory increased to over 6,000 pharmaceutical products.

     Greater specialization on the part of the pharmacist also demands specialist wholesale services. Galenica, therefore, sells nothing but registered pharmaceutical products. Galenica's pharmaceutical inventory consists of many of the registered pharmaceuticals available in The Netherlands used in a pharmacy. No peripheral items are included in Galenica's product range, only the pharmaceuticals which form the basis of pharmaceutical practice. This orientation to the pharmacy excludes most hospital products and para-pharmaceuticals (medical consumer goods such as bandages and medical devices) with the exception of some very common products. Special attention is paid to the product mix and the possibilities for substitution of a variety of the more expensive DutchSpecialties with generic or EuroSpecialty products.

     On February 16, 1996, Galenica entered into an agreement with twelve pharmacists located in The Netherlands pursuant to which Galenica agreed to pay the settlement payments owed by such pharmacists to Pragmacare B.V. ("Pragmacare") for terminating their pharmaceutical supply agreements with Pragmacare, which payments aggregated $523,212. These pharmacists have agreed to repay such amounts to Galenica without interest over a 24 month period ending February 16, 1998, through offsetting pharmaceutical purchase discounts which would be paid to such pharmacists by Galenica; provided, however, if any pharmacist terminates its supply relationship with Galenica before its indebtedness to Galenica has been paid in full, it shall owe Galenica interest on the original balance of such indebtedness at the rate of 8% per annum from inception.

     In February 1997, EuroMed Europe entered into a purchase agreement with Pantapharma B.V. ("Pantapharma") whereby EuroMed Europe would purchase from Pantapharma, a company owned by Mr. A. Francois Hinnen, the Chairman of the Board of the Company, all of the outstanding common stock of Galenica Belgium, S.A. ("Galenica Belgium"), effective January 1, 1996. The purchase price was $60,000. The purchase price gave rise to the recognition of $14,790 of goodwill. This goodwill was recognized as expense in the 1996 statement of operations. Management believes that the acquisition of Galenica Belgium will allow EuroMed to expand into the Belgium wholesale pharmaceutical, OTC products and active pharmaceutical ingredients markets.

CONFEDERA

     Confedera, founded in 1977, is a wholesale parallel importer of EuroSpecialties, and since 1994 an exporter of generic pharmaceuticals purchased from throughout the world. Confedera holds approximately 180 registrations from the MEB for the parallel import of EuroSpecialties. Confedera also holds six registrations for EuroMed generic pharmaceuticals. EuroSpecialties are often relabeled and repackaged with inserts in the Dutch language, before being sold to Galenica and other pharmaceutical wholesalers in The Netherlands. Repackaging is often necessary for parallel imports from EU nations such as Italy or Spain because of the language. When repackaging, normally the original package is only relabeled and the product information inserts changed. Confedera is further subject to The Netherlands Pharmaceutical Inspection which oversees Good Manufacturing Practice ("GMP") and GDP quality control norms for the manufacture, inventory and distribution of pharmaceuticals. These regulations set quality control standards for every pharmaceutical repackaged and distributed by Confedera. Confedera is licensed by the Ministry of Health to trade in pharmaceuticals and controlled substances. Confedera maintains all of the required registrations from the MEB for the parallel import of EuroSpecialties, and though not involved in the direct manufacturing of pharmaceuticals, Confedera is licensed to manufacture pharmaceuticals and acquire pharmaceuticals from GMP manufacturers.

     Confedera entered into a cooperation agreement (the "Cooperation Agreement") on July 10, 1995 with International Procurement Agency B.V. ("IPA"), a Netherlands based development agency procurer, for the export of pharmaceuticals. The Cooperation Agreement with IPA was the culmination of a business relationship begun in July 1994, and relates to the sale of pharmaceutical products and medical consumer goods (collectively, the "Goods") to foreign clients. Under the Cooperation Agreement, IPA is primarily responsible for the financial, administrative and logistical activities concerning the Goods, and Confedera is responsible for purchasing the Goods, quality control and the legal documentation pertaining thereto. The Cooperation Agreement further provides that (i) the parties will equally split the profits and losses of their activities, except that Confedera will receive 66.6% of the profits (and assume the same percentage of the losses) for customers located by Confedera; and (ii) as long as Confedera's prices for Goods are competitive, IPA will purchase Goods exclusively from Confedera, although Confedera shall be entitled to sell Goods to IPA on a nonexclusive basis. The Cooperation Agreement expires on July 10, 1997, subject to annual renewal by the parties; provided, however, that the Cooperation Agreement is automatically terminated if L.D. Bruinsma ceases to be a director if IPA or if Mr. Hinnen ceases to be a director of Confedera.

     IPA's expertise in working with international development agencies, charities and relief organizations have provided the Company with an entree into new international markets. As a consequence of the relationship with IPA, Confedera has exported pharmaceuticals for Catholic Relief Services to Bosnian war refugees in Croatia, for World Vision USA to Ethiopia and for the World Bank to Belarus, Kyrgyzstan, Moldova, Ghana, Niger, Mali, and for the United Nations in Vietnam. Confedera has pending export orders for the nations of Angola, Surinam, Cambodia and Mongolia.

BUSINESS STRATEGY

     Product Focus. The Company's product strategy has been to focus its resources on: (i) the expansion of Galenica's wholesale pharmaceutical business in EuroSpecialties, DutchSpecialties and generics with pharmacies and other wholesalers in The Netherlands and the EU; (ii) the expansion of Confedera's dossier of parallel import registrations for EuroSpecialties and as a consequence its niche market within the EU in the parallel import of EuroSpecialties; (iii) the expansion of Confedera's dossier of generic pharmaceutical products registration; and (iv) the expansion of Confedera's generic pharmaceutical export business worldwide. The Company is undertaking a change to its business strategy (See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Subsidiary Divestiture and Capital Stock Restructuring").

     Growth Strategy. The Company continues to seek opportunities to expand its operations geographically through the development of new distribution centers along with undertaking a strategy to acquire healthcare related companies or assets outside of the Netherlands, including possible purchases of healthcare companies or assets in the United States. Although the Company may pursue international mergers, acquisitions or strategic alliances, the Company is currently not a party to any agreements with respect to such transactions.

     Galenica will continue to focus on the development of new pharmacy clients, joint ventures and alliances with pharmacy groups in The Netherlands and the EU. Confedera will continue to focus on the exploitation of the parallel import market for EuroSpecialties and generics in The Netherlands and the EU, and on the development of the pharmaceutical export market through international charitable, development and non-profit organizations.

     Maximum Price Law. In 1995, the Ministry of Health proposed a decrease in pharmaceutical prices to the level of neighboring EU member state. In April 1996, The Netherlands Senate approved legislation that reduced the prices of pharmaceuticals significantly (an average of 17.5%) to approximately the average prices for pharmaceuticals in Belgium, France, Germany and Great Britain ("Maximum Price Law"). This legislation determines by decree a maximum price for any registered pharmaceutical. Therefore the maximum price may not exceed the arithmetic average of the pharmacy purchase prices of comparable pharmaceuticals in such countries. The legislation establishes a prohibition on the sale of pharmaceuticals to pharmacies at a higher price than the maximum price decree. The basis for prices in the reference EU member states will be the generally accepted price lists issued less than six months before the date of the decree establishing the maximum price. No maximum price will be established if comparable pharmaceuticals are quoted on the list of only one reference country. The scope of the Maximum Price Law and the discretionary power for the Minster to set a maximum price by decree is restricted to pharmaceuticals, which in the opinion of the Minister should be available to any person at a reasonable price. The maximum prices will be reviewed every six months. EuroMed has pursued a complaint procedure against the Maximum Price Law and the method of setting the maximum price for pharmaceuticals. (See Item 3 "Legal Proceedings").

     This Maximum Price Law took effect June 1, 1996. Prior to the effective date of the Maximum Price Law, the expenditure for pharmaceuticals in the Netherlands for 1996 increased by 5.6%, compared with the same period of 1995. However, after the implementation of the Maximum Price Law, the expenditure on pharmaceuticals in The Netherlands decreased by 8.1% compared to the same period in 1995. The overall effect on EuroMed was a 15.1% decrease in its reimbursement on products sold. Further, EuroMed experienced as a result of The Maximum Price Law the following categorical effects: DutchSpecialties, a decrease of 13.6%; EuroSpecialties, a decrease of 17.7%; and generics, a decrease of 20.7%. Based upon the volume of pharmaceuticals dispensed by the Netherlands pharmaceutical market in the first nine months of 1996, growth is expected to be 0.1% to nil. The number of prescriptions written in The Netherlands increased in 1996 by 2.2%.

     Trends in Demand. The Netherlands pharmaceutical market as a whole averaged very little growth in 1996, with total revenue of $2.3 billion dollars. The Netherlands pharmaceutical market as a whole averaged 3.5% growth in 1995. Due to the effect of the Maximum Price Law on DutchSpecialties and price difference with EuroSpecialties and generic products payor reimbursement EuroMed experienced a decreased margin. As a consequence, the margin created by DutchSpecialty, EuroSpecialty and substitution decreased by over

40%. It is the objective of the Ministry of Health to increase prescribing by generic name (for 1996 this was the case in 29.4% of all prescriptions).

WHOLESALE PHARMACEUTICAL MARKET AND COMPETITION IN THE EUROPEAN UNION

     General. In the European pharmaceutical market, supply and demand do not currently play the traditional free market role of setting prices. Most pharmaceutical sales within the EU are made through a doctor's prescription. As most doctors see the well being of the patient as most important and as the cost of pharmaceuticals is paid in whole or in part by the state or national insurance companies, price considerations are not usually paramount in the doctor's choice of pharmaceuticals. This is one very important reason why price competition in the European pharmaceutical market is limited. Compared with the United States, the relatively low degree of substitution of pharmaceutical products in Europe with generic or parallel imported EuroSpecialties is another element which further reduces the scope of real price competition in the European pharmaceutical market. As a result, pharmaceutical marketing and promotion are more directed to the qualifications of the products than to the price.

     Due to the absence of substantial price competition in the European pharmaceutical market, some EU member states have imposed some form of direct or indirect price control. Countries which have historically exercised more control over individual pharmaceutical prices are Belgium, France, Greece, Luxembourg, Italy, Portugal and Spain. In Denmark, manufacturers and importers are not restrained in setting and changing their prices. In the remaining EU member states, varying methods of price control exist, including the application of reimbursement systems. Germany and The Netherlands have a system of reference pricing, pursuant to which pharmaceuticals have been grouped together on the basis of identical active ingredients (Germany), or in terms of the therapeutic effect of the pharmaceutical (The Netherlands). If the pharmaceutical is priced above the reference, the patient must pay the difference. Prices have therefore converged at the reference price. In Great Britain, however, the Department of Health controls individual companies' profits on sales made to the national health service. Prices in EU member states such as Portugal, France, Spain and Greece are sometimes up to 50% less, in the estimate of the Company, than the prices for the same products in Denmark, Germany and The Netherlands.

     The European Market. The pharmaceutical industry stands to benefit from substantial savings in the creation of a single European market. Fundamental aspects of current pharmaceutical marketing lead to increased costs within Europe. The system of registrations of pharmaceutical products is nationally based. This results in additional costs for manufacturers and wholesale importers and exporters who must apply for separate registrations throughout the EU. Increased costs also result from the differing national price control and reimbursement systems. Although the creation of a common European market for pharmaceuticals has been a long standing EU objective, legislation in this field has gradually developed in the past few years. The legislation is aimed at the gradual elimination of various obstacles to pharmaceutical trade in Europe, while at the same time assuring a high standard of protection of health and life of humans. With respect to the pricing of pharmaceuticals, progress is much less advanced. The considerable price differences for identical branded products in different EU member states make parallel trade (i.e., the trade of pharmaceuticals from a low-priced country into a high-priced country) particularly attractive.

     Management of the Company estimates that Europe has approximately 500 pharmaceutical wholesalers with combined 1994 revenues of over $64 billion, 1,200 wholesale distribution centers and more than 100,000 pharmacists. The Company further estimates that the majority of the individual national markets within the EU are supplied by between three and five major companies with the exception of Belgium, Greece, Italy, Spain and Portugal, where there are still several dozen or even hundreds of small cooperatives or family businesses which supply relatively local clientele. Within the EU, more strategic consortia are being formed between major multinational pharmaceutical companies in order to share costs and protect market share. Multinationals are strengthening their position in the field of generic pharmaceuticals by purchasing competitors. The strategy is to preclude the loss of market share due to the increased substitution of pharmaceuticals by generics and the expiration of patents. Manufacturers are expressing a new interest in direct sales in order to strengthen the preference for their proprietary products. There is also a tendency toward industrial restructuring as a result of the legislation of EU import and export regulations and controls.

     The Netherlands Market. The Netherlands pharmaceutical market as a whole averaged very little growth in 1996 with total revenue of $2.3 billion. The Netherlands has approximately 1,530 pharmacies, according to statistics compiled by the Royal Netherlands Association for the Advancement of Pharmacy. Pharmacies, clinical hospitals and specialist drugstores comprised 82.9%, 12.3%, and 4.8%, respectively, of The Netherlands pharmaceutical market in 1994, according to the Royal Netherlands Association for the Advancement of Pharmacy.

     Market Share and Competition. Management estimates that the Company's wholesale pharmaceutical market share in The Netherlands in 1996 was approximately 1.5%, based upon an extrapolation of the Company's revenue compared with the total revenue of The Netherlands pharmaceutical market. With a wholesale pharmaceutical market share of approximately 40%, Apothekers Cooperatie OPG U.A. ("OPG") is the largest pharmaceutical distributor in The Netherlands, followed by ACF Brocacef and Interpharm with each approximately 20%, according to management estimates. The Company's primary competitors in the pharmaceutical parallel import market in The Netherlands are, in the estimate of the Company's management, Polyfarma, an OPG subsidiary, with 3.8% of the market, and Magnafarma, an ACF Broacef subsidiary, with 3.7%.

     The Price of Pharmaceuticals. The retail price of pharmaceuticals reflects, among other things, direct production and distribution costs and research and development costs. These costs vary significantly from country to country. Fluctuations in exchange rates, differential pricing by multinational pharmaceutical companies, and varying levels of pressure exerted by the system and social security services in different EU member states explain the difference in prices within Europe.

     The Incentive Measures. The incentive measures that were implemented by The Netherlands government in 1988 aim to substitute generic preparations and parallel imports for the predominantly more expensive proprietary medicinal products. The Netherlands Central Health Care Fees Organization has set a reference price for pharmaceuticals that allows pharmacies to keep one-third of the difference between the price of the substitution and the reference price.

     Demographics. The population of The Netherlands (approximately 16,000,000) is relatively young compared to that of other EU nations; however, The Netherlands population is maturing in average age. This aging presents an opportunity for growth in pharmaceuticals. According to the Foundation for Pharmaceutical Statistics based in The Netherlands, persons of 65 years and older on average consume 3.5 times as many pharmaceuticals as persons under 65. The aging population in The Netherlands is leading to a growing demand for pharmaceuticals and to strongly rising health care costs.

     Parallel Trade in Pharmaceuticals. The European Court of Justice has held that parallel trade in pharmaceuticals is legal because any restrictive agreement or practice which tends to compartmentalize the EU and which impedes or prevents parallel trade, and thus competition, is not compatible with the completion of the single market. Parallel trade began in the 1970s; however, it has remained relatively small in relation to the total EU market for prescription pharmaceuticals. Management believes that the total volume of parallel trade in the EU is approximately 2% of the total market for prescription pharmaceuticals.

GOVERNMENT REGULATION

     General. Galenica's and Confedera's businesses and operations are subject to comprehensive government regulation in The Netherlands. Government regulation includes the detailed inspection of and controls over the distribution, import, export, repackaging and relabeling practices and analysis procedures for pharmaceuticals. In addition, the Ministry of Health may from time-to-time establish maximum prices for certain products. (See "-- Business
Strategy -- Maximum Price Law" above) As the wholesale pharmaceutical distribution industry is highly regulated and dependent on national and EU supranational health care and social policies, there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. The Company believes that regulations and policies will continue to change, and, therefore, intends to regularly monitor developments in this area of the law.

     Pharmaceutical Registrations and Licenses. The Company is licensed through the Ministry of Health to import and trade in pharmaceuticals and controlled substances. The Company is further subject to the Royal Netherlands Pharmaceutical Inspection ("Pharmaceutical Inspection"), which authority controls the exercise of the Company's pharmaceutical licenses and its rights to import, purchase. sell, inventory, market, manufacture and distribute pharmaceuticals in The Netherlands. The Company's licenses run for an unlimited period as long as the business operations, buildings and procedures are in compliance with GMP and GDP quality control norms. Although the Company is licensed in The Netherlands to manufacture pharmaceuticals, at present it is not engaged in any manufacturing.

     EuroSpecialties, DutchSpecialties and generics are registered with The Netherlands government in The Hague through the Medicines Evaluation Board ("MEB"), which authority controls the registration of ethical pharmaceuticals in The Netherlands. Before it can trade in pharmaceuticals. the Company must first apply to the Ministry of Health for a license, and afterwards may apply with the MEB for registrations of specific pharmaceuticals it wishes to import and trade on The Netherlands market. EuroSpecialties are registered with the MEB after preparation of an application and dossier specifying the specific pharmaceutical and the specific country of origin within the EU for importation, including the qualifications of the Company for dealing in the pharmaceutical. Registration fees are approximately $3,000 per pharmaceutical per country of origin, plus approximately $1,000 per year for renewal. The Company holds 180 registrations for the import of EuroSpecialties and 6 registrations for generic pharmaceutical products.

     Confedera maintains all of the required licenses for the parallel import, packaging, repackaging, labelling, wholesale deliverance and export of pharmaceuticals in order for Confedera to conduct its current business. Although Confedera is not presently involved in the direct or indirect manufacturing of pharmaceuticals, it holds licenses for these purposes. Each country in the EU imposes licensing requirements on pharmaceutical importers and exporters and on wholesale pharmaceutical distributors. In connection with the expansion of existing operations and the entry into new markets, Confedera may therefore be subject to the compliance standards of other nations.

     Galenica is licensed through the Ministry of Health to distribute ethical pharmaceuticals and certain controlled substances (opiates) purchased from a manufacturer, wholesale distributor, importer or parallel importer. Galenica must comply with regulations regarding operating and security standards for its distribution facility, including the storage, sale, delivery and transportation of pharmaceuticals. Galenica is further subject to the Pharmaceutical Inspection, which oversees GDP. The Company believes it is in compliance with all material regulations applicable to the wholesale distribution of pharmaceuticals and controlled substances.

     The Netherlands Political Economy. The Netherlands government administers one of Europe's most comprehensive welfare states, with taxes and social security premiums placing the government in command of nearly one-half the national income. Participation in the health system is compulsory for everyone earning less than a certain wage, which includes roughly 70% of the population. The Netherlands social security covers medical and hospital costs, and insures a minimum income for people unable to earn a living as a result of illness, injury, unemployment or retirement. As in many nations of the world, expenditures on health comprise a major part of The Netherlands' cross domestic production, and are increasing faster than the cost of living. This trend is mainly the result of the continued increase in life expectancy, but also in particular it is due to the progress made by medical and pharmaceutical science, which in turn gives rise to hopes and demands that social security and medical insurance will soon not be able to finance. National measures advocated for slowing down this trend affect everyone involved in the field of health care, but especially the pharmaceutical industry and pharmaceuticals, even if pharmaceuticals constitute an increasingly small part of the expenditure on health.

     Reimbursement and Pricing Policies. The Netherlands government has decreed that new pharmaceuticals introduced on the market should only qualify in exceptional cases for reimbursement under the state medical insurance scheme. This follows the incentive measure that was implemented in 1988 to substitute generic preparations and parallel imports for the predominately more expensive proprietary medicinal products. Under the incentive measure, pharmacies are allowed to keep one-third of the difference between the price of the parallel import and the price of the substituted pharmaceutical. The savings for the health insurer is thus twice as high as the incentive for the pharmacy.

     The Netherlands government announced that it intends to remove as many as possible of the constraints imposed by public and private sector regulations and market practices. In particular, The Netherlands Ministry of Economic Affairs is seeking to make pharmaceutical distribution cheaper and more efficient by allowing market forces to operate more freely.

CUSTOMERS AND DISCOUNTS

     The Company distributes pharmaceuticals to pharmacies and wholesalers in The Netherlands, and exports pharmaceuticals to developing nations for various international charitable, relief and development organizations. Export orders are usually large bulk purchases of pharmaceuticals destined for redistribution within the benefit country. Pharmacy customers, however, generally purchase pharmaceuticals in less than full case lots on a daily basis as products are needed at the retail level. Although sales to pharmacies involve small order quantities, they typically generate relatively high gross margins. Galenica offers its customers standard industry practice discounts for volume purchases, timely payment of invoices, and in special cases, product discounts for use of parallel imports. Galenica operates on a just-in-time basis to keep costs to a minimum. Pharmaceuticals purchased by 6:00 p.m. are delivered the next day to client pharmacies via overnight courier. A fully computerized order and stock control system ensures smooth and reliable processing of customer orders, with direct electronic ordering via computer modem, or by telephone and fax.

     The Company has from time to time entered into written understandings and agreements with certain of its customers setting forth various terms and conditions of sale. Galenica has contracts with three client pharmacies which require the client to purchase a specified volume of pharmaceuticals in return for favorable discount terms from Galenica. The loss of a key customer of the Company could have a material adverse effect on the Company. Although the Company believes that such effect could be minimized through increasing sales to existing customers, securing additional customers within current distribution areas and by expanding into new markets, there can be no assurance thereof.

SUPPLIERS

     The Company maintains many competing products in inventory and is not dependent upon any single supplier, although the loss of a major supplier could adversely affect the business of the Company. The Company distributes the products of over seventy suppliers, including the products of major international pharmaceutical manufacturers. Management believes that the Company's relationships with its suppliers are generally excellent.

EMPLOYEES

     As of December 31, 1996, the Company employed a working staff of twenty five, including three pharmacists, four pharmacist technicians and five part-time employees. The Company also uses the services of ten standby employees from time-to-time for the repackaging of parallel imports. The Company does not have any collective bargaining agreements and has not experienced any work stoppages as a result of labor disputes. The Company considers its employee relations to be good.

INSURANCE

     The repackaging and relabeling of pharmaceutical products may subject the Company to product liability or professional liability as a result of errors in repackaging or relabeling or failure to provide appropriate drug literature warnings or directions with its pharmaceutical products. The Company could be liable for product liability claims for defective products by its mere participation in the distribution of pharmaceuticals, even though it does not manufacture or compound such products. The Company presently maintains in effect the types of insurance customary in the pharmaceutical industry, including inventory, transportation, professional liability and product liability insurance. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its insurance coverage in the future, that such insurance coverage will be available on acceptable terms, or that this insurance coverage will be adequate to cover any and all potential or professional liability claims.

TAX ISSUES

     United States Foreign Income. As a United States corporation, EuroMed is taxed on its worldwide income, including foreign branch income as earned, and foreign dividends when received. Double taxation, under the provisions of The Netherlands -- United States tax treaty, effective January 1, 1994, is avoided by means of foreign tax credits, subject to certain limitations. Alternatively, a deduction may be claimed for actual foreign taxes.

     The Netherlands Corporate Income Tax. Corporate income is taxed in The Netherlands at a rate of 37% on the first 100,000 Dutch Guilders of income, and at a rate of 35% on income above 100,000 Dutch Guilders. Commencing January 1, 1997, the above 37% was reduced to 36%. As of January 1, 1998, the rate over the entire amount of the corporate income will be 35%. A Netherlands company is subject to corporate tax on its total foreign and domestic income. Double taxation of certain foreign source income, including foreign branch income, is avoided by reducing The Netherlands tax by the ratio of foreign income to total income; provided, that the foreign income is subjected to or is considered to be subjected to a tax according to the income that is levied on account of the other foreign state. A Netherlands company can claim a deduction for management service fees and interest paid to foreign affiliates, provided such amounts do not exceed what would reasonably be paid to an unrelated entity in an arm's length transaction, and provided the payment of such amounts is not dependent upon the profit gained by The Netherlands company. Interest and royalties paid by a Netherlands company to its foreign parent generally are not subject to The Netherlands withholding tax, provided such amounts do not exceed what would reasonably be paid to an unrelated entity on an arm's length basis. Service and management fees are not subject to a withholding tax, unless they constitute a hidden dividend attracting dividend withholding tax. There are no provincial or municipal income taxes in The Netherlands.

     The Netherlands Corporate Capital Gains. Capital gains are taxed as ordinary income. Capital gains realized by a foreign corporation on the sale of shares of a Netherlands company in general are not subject to Netherlands taxation, unless the shares are treated as a passive investment which is very unlikely where, as in this case, the seller owns all of the shares of the subsidiary being sold.

     The Netherlands Tax of Capital. The Netherlands capital tax is payable once only on each contribution to the capital of a Netherlands company. The tax is levied at the rate of 1% on the par value of shares issued or the actual value of the contribution, whichever is higher.

     Dividends. Any dividend policy must take into consideration the need, before distribution of a dividend to stockholders, for remittances from the Company's operating subsidiaries in The Netherlands. Any dividends from the Company's subsidiaries in The Netherlands will be subject to a withholding tax in The Netherlands of 25%. Dividends received by the Company from its Netherlands subsidiaries are taxable in the United States as ordinary income. These dividends are not eligible for the dividends received deduction otherwise allowed to United States corporate stockholders on dividends from United States domestic corporations. In the event of a dividend from its subsidiaries, the Company may elect annually to either deduct The Netherlands withholding tax against its income or take the withholding taxes as a credit against its United States tax liability, subject to United States foreign tax credit limitation rules.

OTHER ITEMS

     The Company is a Nevada corporation; however, a substantial portion of the Company's assets are located outside the United States. In addition, certain members of the management and Board of Directors of the Company named herein are residents of countries other than the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against such persons or the Company judgments of courts of the United States predicated upon civil liabilities under the United States federal securities laws. Since there is no treaty between the United States and The Netherlands providing for the reciprocal recognition and enforcement of judgements, U.S. judgments are not automatically enforceable in The Netherlands. However a final judgement for the payment money obtained in a U.S. court and not rendered by default, which is not subject to appeal or any other means of contestation and is enforceable in the United States, would on principle be upheld and be regarded by a Netherlands court of competent jurisdiction as conclusive evidence when asked to render a judgment in accordance with such final judgment by a U.S. court, without substantive re-examination or relitigation on the merits of the subject matter thereof, provided that such judgment has been rendered by a court of competent jurisdiction, in accordance with rules of proper procedure, that it has not been rendered in proceedings of a penal or revenue nature and that its content and possible enforcement are not contrary to public policy or public order of The Netherlands. Notwithstanding the foregoing, there can be no assurance that United States investors will be able to enforce against the Company, or members of the management or Board of Directors or certain experts named herein who are residents of The Netherlands or countries other than the United States, any judgments in civil and commercial matters, including judgements under the federal securities laws. In addition, there is doubt as to whether a Netherlands court would impose civil liability on the Company or on the members of the management or Board of Directors of the Company in an original action predicated solely upon the federal securities laws of the United States brought in a court of competent jurisdiction in The Netherlands against the Company or such members.

ITEM 2. PROPERTIES

     The Company leases its corporate executive offices and an office and warehouse distribution facility in Oosterhout, The Netherlands of approximately 19,000 square feet, which lease expires upon the earlier of six-months notice or December 31, 1998, subject to a five-year renewal among the parties. The Oosterhout facility has been adapted to the Company's specifications for climate control, alarm and security systems and special secured access storage for controlled substances. The Company uses modern warehousing techniques and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Confedera is a defendant in a loan dispute with Beheer Maatschappij Apohold Slikkerveer B.V. ("Apohold"). The dispute was filed with the District Commercial Court of Breda, The Netherlands on October 3, 1995. On February 12, 1989, Apohold loaned Confedera approximately $313,000, which loan was not documented. The controlling shareholder of Apohold is a 50% equity owner of Hybrida B.V., which at one time owned all the capital stock of Confedera. In this lawsuit, Apohold is claiming that Confedera owes Apohold not only the principal balance, but interest of approximately $147,000. Under Netherlands law, interest is only due on a loan of capital if the interest rate is agreed to by the parties, and if agreed but not stated, the interest rate is equal to the legal interest (currently 5%). Confedera acknowledges that it owes Apohold the principal balance of the loan, but denies that it ever agreed to pay any interest to Apohold. Confedera intends to vigorously defend this lawsuit in its first court hearing on May 29, 1997.

     As a result of the implementation of the Maximum Price Law, EuroMed Europe has filed a formal complaint with the Ministry of Health. This complaint argues the validity of the provisions of this Maximum Price Law and the method of price fixing for the individual products. Also, in March 1997, EuroMed Europe filed a lawsuit with the Federal Court of the Netherlands against the Ministry of Health (V.W.S.), demanding timely adoptions of currency rates that effect the subsequent setting of prices related to these adapted rates. Further, EuroMed Europe has claimed damages as a result of the non-timely action by the Ministry of Health in this regard.

     EuroMed, Inc. has filed two separate lawsuits against one of its directors, Gregory Alan Gaylor. The first, Case No. A366523, was filed against Mr. Gaylor and Mr. Robert Jansonius, a former director of EuroMed, in the State District Court of Clark County, Nevada on November 15, 1996. In the suit, the Company alleges that Mr. Gaylor acted improperly by diverting Company funds to improper uses, representing himself as having managerial authority over Company affairs, and making untrue statements regarding Company business. The Company seeks temporary and permanent injunctive relief prohibiting Mr. Gaylor from taking certain actions, and the Court has granted a temporary restraining order and has signed an order granting a preliminary injunction in the Company's favor. The Company is in the process of negotiating a settlement agreement with Mr. Jansonius.

     The second lawsuit against Mr. Gaylor was initiated on February 18, 1997 in Dallas, Texas in the United States District Court for the Northern District of Texas, and bears Civil Action No. 3-97CV0322-H. The lawsuit alleges that Mr. Gaylor violated Section 13(d) of the Securities Exchange Act of 1934, as amended, by failing to make necessary federal securities law filings upon his acquisition of more than a 5% beneficial interest in the Company's common stock, par value $0.01 per share (the "Common Stock"). In addition, the Company has requested injunctive relief and damages resulting from Mr. Gaylor's alleged disparagement of the Company and Mr. Gaylor's alleged interference with the Company's operations arising from his communications with the Company's investors, customers, stockholders and accountants.

     Discovery has not commenced in either of these matters and it is not possible to predict the outcome of these cases.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 13, 1996, by written consent, the holders of a majority in interest of the issued and outstanding Common Stock, elected C.D.J. Evers as a director of the Company, to fill a vacancy on the Board of Directors of the Company.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock has been included for quotation on the Bulletin Board National Market under the symbol "EMED" since December 30, 1996. From March 19, 1996 to December 11, 1996 the stock was listed on the Nasdaq National Market under the symbol "EMED".

     The following table sets forth the high and low sales prices on the Nasdaq National Market for the Common Stock for fiscal year 1996.

                                                                    1996
                                                              ----------------
                          QUARTER                              HIGH      LOW
                          -------                              ----      ---
First Quarter...............................................  $7.875    $6.625
Second Quarter..............................................   7.250     5.750
Third Quarter...............................................   6.875     4.500
Fourth Quarter..............................................   4.500     0.625

     At January 17, 1997, the Company had 517 stockholders of record of its Common Stock and 3,968,000 shares outstanding.

  Dividend Policy

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement prohibits the declaration or payment of cash dividends on its Common Stock.

ITEM 6: SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended December 31, 1996, have been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                          EXCEPT FOR PER SHARE DATA
                                                ----------------------------------------------
                                                 1992     1993      1994      1995      1996
                                                ------   -------   -------   -------   -------
                                                        (IN THOUSANDS OF U.S. DOLLARS)
INCOME STATEMENT DATA
  SALES.......................................  $6,780   $12,470   $20,271   $32,978   $35,471
  GROSS PROFIT................................     659     1,362     2,027     3,356     3,045
  OPERATING PROFIT (LOSS).....................     179       590       915     1,256      (297)
  NET INCOME (LOSS) FROM CONTINUING
     OPERATIONS...............................     118       444       687       836      (481)
  EARNINGS (LOSS) PER SHARE
     Continued Operations.....................                                         $ (0.15)
     Discontinued Operations..................                                           (1.00)
                                                                                       -------
       TOTAL EARNINGS (LOSS) PER SHARE
          Based on the weighted average number
            of shares outstanding of
            3,190,000.........................                                         $ (1.15)
                                                                                       =======

                                                    1992     1993     1994     1995     1996
                                                   ------   ------   ------   ------   -------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
BALANCE SHEET DATA AT YEAR END
INVENTORY........................................  $  668   $1,460   $2,497   $4,719   $ 4,526
TOTAL CURRENT ASSETS.............................     972    2,093    3,837    8,031    10,486
TOTAL ASSETS.....................................   1,131    2,342    4,375    8,845    11,674
CURRENT LIABILITIES..............................   1,182    2,149    3,433    6,653     8,057
LONG-TERM DEBT...................................     672      611      685    1,075        90
STOCKHOLDERS' EQUITY (DEFICIT)...................    (723)    (418)     257    1,117     3,527

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Year ended December 31, 1996 Compared to Year ended December 31, 1995

     Sales. Sales of pharmaceuticals by the Company increased 7.5% to $35,471,000 in 1996, compared with $32,978,000 in 1995. The increase in sales was primarily the result of the growth in the wholesale distribution volume of pharmaceuticals within The Netherlands, especially in parallel imported EuroSpecialties, and in DutchSpecialties and generics. The market as a whole only grew by 0.1% or nil.

     The growth in the sales volume of parallel imported EuroSpecialties, and in DutchSpecialties and generics, within The Netherlands was primarily the result of the increasing acceptance and success of the Company's sales strategy and marketing efforts with pharmacies and other wholesale distributors without pharmaceutical registrations. The Company diversified and expanded its pharmaceutical inventory in order to improve its position within the market, and equally important, the Company strengthened its relationship with individual pharmacies through its expertise as a parallel importer. As a result, the use of less expensive, higher margin parallel imported pharmaceuticals, such as EuroSpecialties, and also generics, increased as a variable substitute for more expensive branded pharmaceuticals. Sales of parallel imports were largely dependent upon the number of registered pharmaceuticals in the Company's dossier file.

     Cost of Goods Sold. Cost of pharmaceuticals sold by the Company increased 9.4% to 32,426,000 (91.4%) in 1996, compared with $29,622,000 (89.8% of sales)
in 1995. The increase in the cost of goods sold was primarily the result of greater sales volume. The 1.6% increase in the cost of goods sold percentage was primarily due to the Maximum Price Law which took effect June 1, 1996, (See Item 1 "Business -- Business

Strategy, Maximum Price Law") and the currency exchange rates experienced between the Dutch Guilder and all other foreign currencies.

     Gross Profit. Gross profit declined 9.2% to 3,045,000 (8.6% of sales), in 1996, compared with $3,356,000 (10.2% of sales) in 1995. The decline was primarily the result of the implementation of the Maximum Price Law, which took effect on June 1, 1996 (See Item 1 "Business -- Business Strategy, Maximum Price Law").

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59.1% to $3,342,000 (9.4% of sales) in 1996, compared with $2,100,000 (6.4% of sales) in 1995. The increase in selling, general and administrative expense was primarily a result of the increase in sales and the increase in costs associated with the expansion of business operations. The increase in selling, general and administrative expenses as a percent of sales was primarily a result of higher cost associated with the newly created publicly traded company (professional fees) and the increase in wages and salaries associated with employees who were initially hired in mid to late 1995. Professional fees were materially higher as a result of the Company's initial public offering in March 1996 (the "IPO") and larger than anticipated professional and administrative costs of the acquisition and operation of Pluripharm.

     Interest Expense. Interest expense increased 199.1% to $359,000 in 1996, compared with $120,000 in 1995. The increase in interest expense was primarily the result of an increase in use of the Company's line of credit to finance its pharmaceutical inventory and a result of the Pluripharm acquisition (See
"-- Subsidiary Divestiture and Capital Stock Restructuring").

     Income from Continuing Operations. Income (loss) from continuing operations decreased 157.5% to a $481,000 loss (1.3% of sales), in 1996, compared with $836,000 income (2.5% of sales) in 1995. The decline in income for continuing operations declined as a result of lower margin on sales, higher operating costs, higher professional fees, and an increase in interest costs.

  Year ended December 31, 1995 Compared to Year ended December 31, 1994

     Sales. Sales of pharmaceuticals increased 63% to $32,978,000 in 1995, compared with $20,271,000 in 1994. The increase in sales was primarily the result of the growth in the wholesale distribution volume of pharmaceuticals within The Netherlands, especially in parallel imported EuroSpecialties, and in DutchSpecialties and generics, and of the growth in the export of generic pharmaceuticals to developing nations.

     The growth in the sales volume of parallel imported EuroSpecialties, and in DutchSpecialties and generics, within The Netherlands was primarily the result of the increasing acceptance and success of the Company's sales strategy and marketing efforts with pharmacies and other wholesale distributors without pharmaceutical registrations. The Company diversified and expanded its pharmaceutical inventory in order to improve its position within the market, and equally important, the Company strengthened its relationship with individual pharmacies through its expertise as a parallel importer. As a result, the use of less expensive, higher margin parallel imported pharmaceuticals, such as EuroSpecialties, and also generics, increased as a viable substitute for more expensive branded pharmaceuticals. Sales of parallel imports were largely dependent upon the number of registered pharmaceuticals in the Company's dossier file. During 1995, registered pharmaceuticals increased from 136 to 180.

     The growth in the export of generic pharmaceuticals was primarily the result of the rapid development of the pharmaceutical export market as a result of the Company's business relationship with IPA (See Item 1
"Business -- Confedera"). IPA's expertise in working with international development agencies, charities and relief organizations provided the Company with an entree into this new market.

     Cost of Goods Sold. Cost of pharmaceuticals sold increased 62.4% to $29,622,000 (89.8% of sales) in 1995, compared with $18,244,000 (90.2% of sales)
in 1994. The increase in the cost of goods sold was primarily the result of greater sales volume.

     Gross Profit. Gross profit increased 65.6% to $3,356,000 (10.2% of sales) in 1995, compared with $2,027,000 (10% of sales) in 1994. The increase in gross profit was primarily the result of the growth in sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 88.8% to $2,100,000 (6.4% of sales), in 1995, compared with $1,112,000 (5.5% of sales) in 1994. The increase in selling, general and administrative expenses was primarily a result of the increase in sales and the increase in costs associated with the expansion of business operations, while the increase in selling, general and administrative expenses as a percent of sales was primarily a result of a reclassification of expense related accounts.

     Interest Expense. Interest expense increased 100% to $120,000 in 1995, compared with $60,000 in 1994. The increase in interest expense was primarily the result of an increase in use of the Company's line of credit to finance the growth in its pharmaceutical inventory.

     Net Income. Net income increased 22% to $836,000 (2.5% of sales) in 1995, compared with $687,000 (3.4% of sales) in 1994. The increase in net income was primarily the result of the increase in sales volume, while the decrease in net income as a percent of sales was primarily the result of an increase in taxes. See "Note 7 to the Notes to the Consolidated Financial Statements" contained elsewhere in this Report.

  Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Sales. Sales of pharmaceuticals increased 62.6% to $20,271,000 in 1994, from $12,470,000 in 1993. The increase in sales was primarily the result of the growth in the wholesale distribution volume of pharmaceuticals within The Netherlands, especially in parallel imported EuroSpecialties, and in DutchSpecialties and generics, and of the growth in the export of generic pharmaceuticals to developing nations.

     The growth in the sales volume of parallel imported EuroSpecialties, and in DutchSpecialties and generics, within The Netherlands, was primarily the result of the increasing acceptance and success of the Company's sales strategy and marketing efforts with pharmacies. The Company diversified and expanded its pharmaceutical inventory in order to improve its position within the market, and equally important, the Company strengthened its relationship with individual pharmacies through its expertise as a parallel importer. As a result, the use of less expensive, higher margin parallel imported pharmaceuticals, such as EuroSpecialties, and also generics, increased as a viable substitute for more expensive branded pharmaceuticals. Sales of parallel imports were largely dependent upon the number of registered pharmaceuticals in the Company's dossier file. During 1994, registered pharmaceuticals increased from 62 to 136.

     The growth in the export of generic pharmaceuticals was primarily the result of the rapid development of the pharmaceutical export market as a consequence of the Company's business relationship with IPA (See "Item 1 Business -- Confedera"). IPA's expertise in working with international development agencies, charities and relief organizations provided the Company with an entree into this new market. As a consequence of the IPA relationship, in 1994 the Company exported pharmaceuticals for Catholic Relief Services to Bosnian war refugees in Croatia, and for World Vision USA to Ethiopia.

     Cost of Goods Sold. Cost of pharmaceuticals sold increased 64.2% to $18,244,000 (90% of sales) in 1994, from $11,108,000 (89% of sales) in 1993. The increase in the cost of goods sold was primarily the result of greater sales volume.

     Gross Profit. Gross profit increased 48.8% to $2,027,000 (10% of sales) in 1994, from $1,362,000 (10.9% of sales) in 1993. The increase in gross profit was primarily the result of the growth in sales volume.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 44% to $1,112,000 (5.5% of sales) in 1994, from $772,000 (6.2% of sales) in 1993. The increase in selling, general and administrative expenses was primarily a result of the increase in sales and the increase in costs associated with the expansion of business operations, while the decrease in selling, general and administrative expenses as a percent of sales was primarily a result of increased operating efficiencies, the spread of costs over increasing sales volume, and the addition of a fully-automated ordering system.

     Interest Expense. Interest expense increased 9.1% to $60,000 in 1994, from $55,000 in 1993. The increase in interest expense was primarily the result of a minimal increase in use of the Company's line of credit to finance the growth in its pharmaceutical inventory.

     Net Income. Net income increased 55% to $687,000 (3.2% of sales) in 1994, from $444,000 (3.6% of sales) in 1993. The increase in net income was primarily a result of the increase in sales volume and the reduction in taxes due to the utilization of a tax loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth principally with cash flow from operations, borrowings under inventory and accounts receivable credit facilities and other indebtedness.

     Cash provided by (used in) operations was $756,000 in 1994, ($2,343,000) in 1995, ($2,180,000) in 1996. An increase in bank financing was the significant source of cash in 1996, along with the sale of common stock.

     Working capital at December 31, 1996 was $2,429,000 compared to $1,360,000 at December 31, 1995. This increase was primarily a result of the inclusion of $2,802,000 of net assets to be realized on the divestiture of Pluripharm. (See "-- Subsidiary Divestiture and Capital Stock Restructuring"). Without this current asset, the actual working capital of the Company would have declined by $1,733,000 due to reduction in accounts receivable ($946,000) and increase in bank overdraft of ($895,000). The Company used its available working capital in 1996 to acquire $418,000 of licenses, vehicles and equipment and to repay $985,000 of long-term debt.

     At December 31, 1996, the Company's cash and cash equivalents totaled $411,000. Management is of the opinion that these resources, together with the Company's existing borrowing capacity, should be sufficient to finance and sustain operations at the present growth rate.

     Galenica and Confedera jointly entered into a finance agreement with Bank MeesPierson N.V. ("MeesPierson"), as of February 7, 1995, as amended on November 9, 1995, pursuant to which MeesPierson has made available a total amount of approximately $4,300,000, of which approximately $2,600,000 is available for Confedera, and approximately $1,700,000 is available for Galenica. The facility is for working capital. The interest rate is equal to the promissory note interest rate of The Netherlands Central Bank, plus 2.5%. As of December 31, 1996, the interest rate was 5.5%. MeesPierson has been provided with a first priority lien on the accounts receivable of Galenica and Confedera, a first priority lien on the pharmaceutical registrations of Confedera, and a first priority lien on all present and future pharmaceutical inventory of Galenica and Confedera. Pantapharma has agreed to subordinate its indebtedness to MeesPierson and has further agreed to guarantee this credit facility (See "Note 5 to the Notes to Consolidated Financial Statements" contained elsewhere in this Report). The Company's bank credit facility restricts the Company's ability to declare and pay dividends. In February 1997, this credit facility was increased to $4,870,000.

INFLATION

     Management believes that inflation has had no impact on the Company's operations.

NASDAQ NATIONAL MARKET DELISTING

     On November 22, 1996, EuroMed received written notice from The Nasdaq Stock Market, Inc. ("Nasdaq") that Nasdaq had determined to delist the Common Stock from trading on the Nasdaq National Market effective November 27, 1997. The stated basis for this action was the failure by the Company to comply with certain Nasdaq rules and Nasdaq concerns with the nature of the Company's corporate governance and control in view of recent actions by the Company (including the filing by the Company of a lawsuit against Gregory A. Gaylor in the State District Court of Clark County, Nevada) and Mr. Gaylor and allegations made by the Company and Mr. Gaylor against each other. Thereafter, EuroMed appealed the delisting and trading in the Common Stock was halted until the decision on the appeal was rendered.

     On December 2, 1996, EuroMed submitted a formal written response to Nasdaq addressing Nasdaq's specific areas of concern. On that same date, EuroMed received a letter from Nasdaq requesting responses as to numerous additional questions and comments. EuroMed attended the delisting hearing on December 5, 1996, and presented its arguments against delisting of the Common Stock. On December 10, 1996, EuroMed was informed that its appeal had been unsuccessful and that Nasdaq was delisting the Common Stock effective December 11, 1996. Subsequently, the Common Stock has been included for quotation on the Bulletin Board National Market.

SUBSIDIARY DIVESTITURE AND CAPITAL STOCK RESTRUCTURING

     On March 25, 1997, the Board of Directors approved a five-point restructuring plan. First, the Company has entered into an agreement to sell its Pluripharm subsidiary, which it acquired in July 1996, to a pharmacy wholesale management group located in The Netherlands. This transaction is subject to certain conditions precedent, including receipt of a fairness opinion and approval of the stockholders of the Company. The Company has set the Annual Meeting for May 26, 1997, in London, England, at which time this sale will be considered. This transaction will result in the Company receiving approximately 5,600,000 Dutch Guilders (approximately $2,800,000). In connection therewith, the Company will have a loss of approximately $3,200,000.

     Second, the Company has entered into a Settlement Agreement with the two former owners of Pluripharm, A. Doets and N.T.P. Roozekrans, whereby, among other things, the Company and Messrs. Doets and Roozekrans have agreed to mutual releases and the Company has agreed to indemnify Messrs. Doets and Roozekrans from certain third parties claims. In consideration for such releases, Messrs. Doets and Roozekrans have delivered to the Company the 850,000 shares of Common Stock which they received in the Pluripharm acquisition. Third, the Company and Mr. Francois Hinnen, the Chairman of the Board of the Company, have agreed that, at the closing of the sale of its Pluripharm division, Mr. Hinnen shall return to the Company 850,000 shares of Common Stock owned by B.V. Wisteria, a company owned by Mr. Hinnen. Fourth, the Board of Directors has authorized a share buy-back program whereby the Company may attempt to repurchase up to 300,000 shares of Common Stock from time to time. The shares of Common Stock being repurchased and returned to the Company as described above will reduce the outstanding Common Stock from 4,000,000 shares to approximately 2,000,000 shares.

     Finally, the Company announced that it will undertake a strategy of acquiring healthcare related companies or assets outside of The Netherlands, including possible purchases of health care companies or assets in the United States.

     The above transactions are being undertaken by the Company primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. Management believes that the cash to be received in the Pluripharm transaction will allow the Company to pursue its new acquisition strategy, with the intention of bringing greater value to the stockholders of the Company.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See "Item 14, Exhibits, Financial Statement Schedules and Reports in Form 8-K."

                         EUROMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENT

                           DECEMBER 31, 1996 AND 1995

                               TABLE OF CONTENTS

Auditor's Report............................................  F-2
Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996..........................  F-5
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1994, 1995 and 1996..............  F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996..........................  F-7
Notes to the Consolidated Financial Statements..............  F-9

                                AUDITOR'S REPORT

Board of Directors and Stockholders
EuroMed, Inc. and Subsidiaries

     We have audited the consolidated balance sheets of EuroMed, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of EuroMed, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroMed, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ KILLMAN, MURRELL & COMPANY, P.C.
---------------------------------------------------
KILLMAN, MURRELL & COMPANY, P.C.
Date: March 21, 1997
Dallas, Texas

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              ------    -------
Current Assets
  Cash and cash equivalents.................................  $   64    $   411
  Trade accounts receivable.................................   2,101      1,155
  Loan receivable...........................................     304        548
  Due from affiliated companies and other related
     parties -- Note 3......................................     703        695
  Inventory.................................................   4,719      4,526
  Other receivables and prepaid expenses....................     122        349
  Net assets of discontinued operations -- Note 13..........      --      2,802
                                                              ------    -------
          TOTAL CURRENT ASSETS..............................   8,013     10,486
                                                              ------    -------
Vehicles, Furniture and Equipment, at cost..................     591        815
  Less: Accumulated depreciation and amortization...........    (266)      (416)
                                                              ------    -------
          NET VEHICLES, FURNITURE AND EQUIPMENT.............     325        409
                                                              ------    -------
Other Assets
  Intangible assets less accumulated amortization of
     $181,000 and $256,000 in 1995 and 1996, respectively...     507        607
  Other.....................................................      --        172
                                                              ------    -------
          TOTAL OTHER ASSETS................................     507        779
                                                              ------    -------
          TOTAL ASSETS......................................  $8,845    $11,674
                                                              ======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities Loan payable..........................  $311...   $   311
  Bank overdraft -- Note 4..................................  2,645..     3,540
  Trade accounts payable....................................  3,002..     3,076
  Due to affiliated companies, controlling interests and
     other related parties -- Note 5........................      10         69
  Taxes payable and other Accrued Expenses -- Note 12.......     685      1,061
                                                              ------    -------
          TOTAL CURRENT LIABILITIES.........................   6,653      8,057
Long-term debts -- Note 6
  Unsecured loan from B.V. Wisteria.........................     423         --
  Unsecured loan from Hybrida B.V...........................     496         --
  Unsecured loan from Pantapharma B.V.......................     125         90
  Other long-term debt......................................      31         --
                                                              ------    -------
          TOTAL LIABILITIES.................................   7,728      8,147
                                                              ------    -------
Commitments and contingencies -- Note 8.....................      --         --
Stockholders' Equity
  Preferred Stock, par value $.01 per share; 5,000,000
     shares authorized; no shares issued and outstanding;...      --         --
  Common Stock, par value $.01 per share; 20,000,000 shares
     authorized; 3,968,000 shares issued and outstanding....      20         40
  Additional paid-in capital................................      48      6,276
  Retained earnings (deficit)...............................   1,047     (2,624)
  Cumulative currency translation adjustment................       2        (33)
                                                              ------    -------
                                                               1,117      3,659
       Less: 32,000 Treasury Shares, at cost................      --       (132)
                                                              ------    -------
          TOTAL STOCKHOLDERS' EQUITY........................   1,117      3,527
                                                              ------    -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $8,845    $11,674
                                                              ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1995         1996
                                                            ---------    ---------    ---------
Sales.....................................................  $  20,271    $  32,978    $  35,471
Cost of goods sold........................................     18,244       29,622       32,426
                                                            ---------    ---------    ---------
  Gross profit............................................      2,027        3,356        3,045
Selling, general and administrative expenses..............      1,112        2,100        3,342
                                                            ---------    ---------    ---------
  Operating income (loss).................................        915        1,256         (297)
Interest income...........................................         17           72          187
Interest (expense)........................................        (60)        (120)        (359)
                                                            ---------    ---------    ---------
  Income before income taxes..............................        872        1,208         (469)
Income taxes -- Note 7....................................        185          372           12
                                                            ---------    ---------    ---------
  Income (loss) from continuing operations................        687          836         (481)
Loss from discontinued operations and disposal of
  subsidiary's net assets -- Note 13......................         --           --       (3,190)
                                                            ---------    ---------    ---------
          Net income (loss)...............................  $     687    $     836    $  (3,671)
                                                            =========    =========    =========
Earnings (loss) per share
  Continuing operations...................................  $    0.34    $    0.42    $   (0.15)
  Discontinued operations.................................         --           --        (1.00)
                                                            ---------    ---------    ---------
                                                            $    0.34    $    0.42    $   (1.15)
                                                            =========    =========    =========
Weighted average number of shares outstanding.............  2,000,000    2,000,000    3,190,000
                                                            =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                       COMMON                              CUMULATIVE
                                         COMMON        STOCK      ADDITIONAL   RETAINED     CURRENCY     TREASURY       TOTAL
                                         STOCK       GALENICA &    PAID-IN     EARNINGS/   TRANSLATION    SHARE     SHAREHOLDERS'
                                      EUROMED INC.   CONFEDERA     CAPITAL     (DEFICIT)   ADJUSTMENT    PURCHASE      EQUITY
                                      ------------   ----------   ----------   ---------   -----------   --------   -------------
Balance as of December 31, 1993.....      $--           $ 56        $    7      $  (476)       $ (5)      $  --        $  (418)
  Net income........................       --             --            --          687          --          --            687
  Currency translation adjustment...       --             --            --           --         (17)         --            (17)
  Formation of EuroMed, Inc.........       --             --             5           --          --          --              5
                                          ---           ----        ------      -------        ----       -----        -------
Balance as of December 31, 1994.....       --             56            12          211         (22)         --            257
  Formation of the operating group:
    Change in par value and 150 for
      1 stock split.................        2             --            (2)          --          --          --             --
    Acquisition of Galenica B.V. and
      Confedera B.V. by EuroMed,
      Inc. through the issuance of
      1,850,000 shares of common
      stock.........................       18            (56)           38           --          --          --             --
    Net income......................       --             --            --          836          --          --            836
    Currency translation
      adjustment....................       --             --            --           --          24          --             24
                                          ---           ----        ------      -------        ----       -----        -------
Balance as of December 31, 1995.....       20             --            48        1,047           2          --          1,117
  Sale of Common Stock March 1996,
    net of issuing cost of $1,248...       12             --         6,236           --          --          --          6,248
  Acquisition of Subsidiary July
    1996 -- Note....................        8             --            (8)          --          --          --             --
  Treasury Stock Purchase...........       --             --            --           --          --        (132)          (132)
  Net Loss..........................       --             --            --       (3,671)         --          --         (3,671)
  Currency Translation Adjustment...       --             --            --           --         (35)         --            (35)
                                          ---           ----        ------      -------        ----       -----        -------
Balance as of December 31, 1996.....      $40           $ --        $6,276      $(2,624)       $(33)      $(132)       $ 3,527
                                          ===           ====        ======      =======        ====       =====        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1994      1995       1996
                                                              ------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)...........................................  $  687    $   836    $(3,671)
Adjustments to reconcile net income (loss) to cash flow from operations:
  Amortization of intangible assets.........................      40         75         75
  Depreciation expense......................................      62        106        151
Changes in operating assets and liabilities:
  Trade accounts receivable.................................    (106)    (1,531)       946
  Due from affiliated companies and other related parties...     (88)      (596)         8
  Inventory.................................................    (826)    (1,981)       193
  Other receivables and prepaid expenses....................     (35)       (64)      (391)
  Trade accounts payable....................................   1,165      1,013         74
  Taxes payable and other accrued expenses..................      61        253        376
  Due to affiliated companies, controlling interests and
     other related parties..................................     (82)      (454)        59
                                                              ------    -------    -------
          Net cash provided by (used in) operating
            activities......................................     756     (2,343)    (2,180)
                                                              ------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets..........................  $ (222)   $  (200)   $  (175)
  Borrowings by and repayments from a customer..............    (354)        52       (244)
  Purchase of vehicles, furniture and equipment, at cost....    (129)      (231)      (243)
  Net assets of discontinued operations.....................      --         --     (2,802)
                                                              ------    -------    -------
          Net cash used in investing activities.............    (705)      (379)    (3,464)
                                                              ------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued.......................................      --         --      6,248
  Borrowing under bank overdraft facility...................      34      2,174        895
  Repayment of long-term debt...............................     (27)       (24)      (985)
  Long-term debt borrowings.................................       2        357         --
  Purchase of Treasury Shares...............................      --         --       (132)
                                                              ------    -------    -------
          Net cash provided by financing activities.........       9      2,507      6,026
                                                              ------    -------    -------
Effect of currency translation adjustment on cash...........       7        (34)       (35)
                                                              ------    -------    -------
Net increase (decrease) in cash and cash equivalents........      67       (249)       347
Cash and cash equivalents at the beginning of the year......     246        313         64
                                                              ------    -------    -------
Cash and cash equivalents at the end of the year............  $  313    $    64    $   411
                                                              ======    =======    =======
Cash paid during the year:
  Interest..................................................  $   28    $    96    $   291
                                                              ======    =======    =======
  Income taxes..............................................  $   --    $    --    $   112
                                                              ======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Swiss Nassau Corporation was incorporated on May 17, 1994 in the State of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "Common Stock"). On June 15, 1994, computer equipment with estimated value of $4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995, Swiss Nassau Corporation changed its name to EuroMed, Inc. ("EuroMed" or the "Company") and increased its authorized share capital to 20,000,000 Common Stock, with a new par value of $0.01 per share, and 5,000,000 preferred stock with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its Common Stock.

     On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, the Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. ('EuroMed Europe"). Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"). All of the shares of EuroMed Europe were then exchanged for 1,850,000 shares of Common Stock. Neither EuroMed Europe nor the Company has any operations, and these transactions were completed in contemplation of an initial public offering of shares of EuroMed. These transactions are considered as having no effect on the basis of accounting for assets and liabilities and are viewed as having occurred among members of a commonly controlled group in connection with a proposed capital-raising transaction after which the controlling shareholder will have retained control.

     The accompanying consolidated financial statements reflect the historical combined financial position as of December 31, 1995 and the combined results of operations and cash flows for each of the years in the two year period ended December 31, 1995 of Galenica and Confedera. The nominal equity of EuroMed, between June 15, 1994 and November 17, 1995 has been included where appropriate. The consolidated financial statements for the year ended December 31, 1996 include the accounts of EuroMed, EuroMed Europe, Galenica, Confedera, and Galenica Belgium S.A. All intercompany balances and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

     EuroMed and its operating companies, Galenica and Confedera (collectively, the "Companies"), which are based in Oosterhout, The Netherlands, have a primary business of the wholesale distribution of medicines. The Companies' customers are primarily located in The Netherlands. The Companies' products are readily available and the companies are not dependent on a single supplier or a few suppliers.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORY

     Inventory is stated at the lower of cost or net realizable value.

                         EUROMED, INC. AND SUBSIDIARIES

VEHICLES, FURNITURE AND EQUIPMENT

     Vehicles, furniture and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

     The estimated useful lives are:

     - Cars -- 5 years

     - Furniture and equipment -- 3 up to 5 years

INTANGIBLE ASSETS

     Intangible assets consist of the capitalized cost for licenses to trade medicines in The Netherlands. Such licenses which are valid for an indefinite period of time are amortized on a straight-line basis over eight years, being the expected economic life of the licenses. Experience has indicated that such a period is appropriate.

TAXATION

     Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recognized or settled. The effect on tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PENSION AND OTHER POST-RETIREMENT AND POST-EMPLOYMENT PLANS

     The Companies have no defined benefit pension plan nor other post-retirement or post-employment plans.

FOREIGN CURRENCIES TRANSLATION

     The functional currency of the Companies is the Dutch guilder. The reporting currency herein is the US dollar. The translation of guilders into US dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for income statement amounts using average exchange rates during the period. The gains and losses resulting from translations are included in stockholders' equity.

CASH EQUIVALENTS

     All highly liquid investments purchased with original maturities of approximately three months or less are considered to be cash equivalents.

EARNINGS PER SHARE

     Earnings per share for the year ended December 31, 1994 and 1995 is based upon net income divided by 2,000,000 shares of Common Stock outstanding. Earnings per share for the year ended December 31, 1996 is based upon the weighted average number of shares of Common Stock outstanding.

NOTE 2: LONG-TERM INCENTIVE PLAN

     The Company adopted its 1995 Long-Term Incentive Plan ("Plan") as of November 18, 1995. An aggregate of 300,000 shares of Common Stock has been authorized and reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. The Plan provides for the grant of

                         EUROMED, INC. AND SUBSIDIARIES
incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. All of the Company's and its subsidiaries' employees, independent directors and advisors are eligible to receive awards under the plan, but only employees of EuroMed and its subsidiaries are eligible to receive incentive stock options. The exercise price for incentive stock options granted under the Plan may be no less than the fair market value of the Common Stock on the day of the grant.

     As of December 31, 1996 and 1995, no grants have been awarded under this plan.

NOTE 3: DUE FROM AFFILIATED COMPANIES AND OTHER RELATED PARTIES

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996
                                                              ------------    ------------
                                                              (IN THOUSANDS OF US DOLLARS)
Topaas B.V..................................................      $ --            $262
B.V. Wisteria...............................................       561             410
International Procurement Agency B.V........................        65              10
Dr. A. Francois Hinnen......................................        19              13
Galenica Belgium S.A........................................        29              --
Other.......................................................        29              --
                                                                  ----            ----
                                                                  $703            $695
                                                                  ====            ====

     See Note 5 for description of related party transactions.

     All amounts due from affiliated companies and the related parties are due upon demand and non-interest bearing, except for the loan to Wisteria which bears interest at 7% as from January 1, 1996. Confedera sold medicines for $29,000 to Galenica Belgium S.A. in 1995, prior to the acquisition of Galenica Belgium S.A. by EuroMed.

NOTE 4: BANK OVERDRAFT

     On November 9, 1995, EuroMed concluded a $4,300,000 bank credit facility with a maximum of $1,700,000 for Galenica. The facility is secured by pledge of intangible assets, inventory and accounts receivable. The unused position of this facility as of December 31, 1996, was $760,000. The long-term loan from Pantapharma is subordinated to the credit facility. In February 1997, the credit facility was increased to $4,870,000. The interest rate is equal to promissory note interest rate of The Netherlands Central Bank, plus 2.5% (5.5% and 6.25% at December 31, 1996 and 1995, respectively).

     According to the November 9, 1995, bank credit facility retained earnings may not be distributed by Galenica and Confedera as long as the liability capital, which is defined as the shareholders' equity plus subordinated loans minus intercompany receivables from EuroMed Europe of Galenica and Confedera minus 50% of the net book value of the intangible assets, is less than 25% of the balance sheet total. At December 31, 1996 and 1995, no retained earning may be distributed.

     No commitment fee is due for the bank credit facility.

NOTE 5: DUE TO AFFILIATED COMPANIES, CONTROLLING INTERESTS AND OTHER RELATED PARTIES

     At December 31, 1995 and 1996, EuroMed was indebted to Pantapharma in the amount of $10,000 and $69,000, respectively, and is reflected as a current liability.

                         EUROMED, INC. AND SUBSIDIARIES

     The ultimate shareholder of Pantapharma charged either directly or through a controlled company $120,000 in 1996 (1995: $125,000, 1994: $224,000) as management fees, which is shown under selling, general and administrative expenses in the statements of operation.

     The amounts due to Pantapharma primarily arose from the accounting for corporate taxes due within the fiscal unity with the (ultimate) parent company.

     Galenica sells medicines to two pharmacies owned by the ultimate owner of Galenica and a relative of his. These two pharmacies buy products and receive discounts and quarterly bonuses comparable to the prices and discounts and bonuses received by the other pharmacies to which Galenica is selling.

     During the three years ended December 31, the following amounts were sold:

                                                            1994       1995       1996
                                                           -------    -------    -------
                                                           (IN THOUSANDS OF US DOLLARS)
Sales by Galenica to two pharmacies owned by the ultimate
  owner and a relative of his............................   $1,799     $2,486     $2,846

     In July 1994, Confedera began a business relationship which was formalized in July 1995 by the Cooperation Agreement with International Procurement Agency B.V. ("I.P.A."). The purpose of the cooperation relationship is to sell medicines and other goods to third world countries. I.P.A. is 33%-owned by Wisteria. Wisteria has an option to purchase the remaining 67% of I.P.A. The profits of these contracts are distributed to Confedera and I.P.A. based on certain percentages which vary depending upon whether the project is managed by Confedera or I.P.A.

     Inventory includes $25,000 of medicines and other products relating to these projects which have not been sold as of December 31, 1996. The amounts due from I.P.A. relate to medicines sold by Confedera B.V. to I.P.A.

     Confedera sold the following amounts under the Cooperation Agreement with
I.P.A.:

                                                               1995        1996
                                                              ------      ------
                                                               (IN THOUSANDS OF
                                                                 US DOLLARS)
Sales under the Cooperation Agreement with I.P.A............  $4,619      $2,905

     In February 1997, EuroMed Europe entered into a purchase agreement with Pantapharma, whereby EuroMed Europe would purchase from Pantapharma all of the outstanding common stock of Galenica Belgium, S.A. effective January 1, 1996. The purchase price was $60,000. The balance sheet of Galenica Belgium S.A. of January 1, 1996 was as follows:

                                                              JANUARY 1, 1996
                                                              ---------------
ASSETS
  Cash......................................................      $16,517
  Other Current Assets......................................       60,082
  Furniture and Equipment, net..............................        3,357
                                                                  -------
          TOTAL ASSETS......................................      $78,613
                                                                  =======
  Current Payables..........................................      $33,403
  Stockholder's Equity......................................       45,210
                                                                  -------
                                                                  $78,613
                                                                  =======

                         EUROMED, INC. AND SUBSIDIARIES

     The purchase price gave rise to the recognition of $14,790 of goodwill. This goodwill was recognized as expense in the 1996 statement of operations. Management believes that Galencia Belgium will allow EuroMed to expand into the Belgium wholesale pharmaceutical, OTC products and active pharmaceutical ingredients markets.

NOTE 6: LONG-TERM DEBTS

     The unsecured loan from Wisteria has no repayment schedule, and is subordinated to the bank overdraft. The loan will not be due before January 1, 1998. This loan from Wisteria was interest bearing at 8% until December 31, 1994, and is interest-free starting January 1, 1995. The interest charge, by applying the Companies' borrowing rate for 1996 of 6.25% would have been $26,000 for 1995. This balance was repaid in early 1996.

     The unsecured loan from Pantaphama is interest-free, has no repayment schedule and is subordinated to the bank overdraft since November 9, 1995. The loan will not be due until January 1, 1998. The interest charge, by applying the Companies' borrowing rate for 1996 and 1995 of 7.00% and 6.25%, respectively, would have been approximately $1,000 for each year.

NOTE 7: TAXATION

     Income taxes for Galenica and Confedera are calculated based on their combined income before income taxes. The actual income tax expense attributable to income before income taxes for the years ended December 31, 1995, and 1994 differed from the amounts computed by applying The Netherlands statutory rates (for the year 1995, and for the period July 1, 1994 to December 31, 1994; 40% for the first Dutch Guilders 100,000 of taxable income and 35% for taxable income in excess of Dutch Guilders 100,000; for the period January 1, 1994 to June 30, 1994) to pre-tax income from continuing operation. In 1996, an effective tax rate of 36% was used to compute income tax expense. Income tax expense (benefit) is less than the amount computed by multiplying earnings from continuing operations by the statutory income tax rates due to the following:

                                                              1994    1995    1996
                                                              ----    ----    -----
Tax expense (benefit) at statutory rates....................  $310    $433    $(169)
Utilization of tax loss carry forward.......................  (137)    (57)      --
Effect of tax loss in United States parent company..........    --      --      193
Other.......................................................    12      (4)     (12)
                                                              ----    ----    -----
                                                              $185    $372    $  12
                                                              ====    ====    =====

     At December 31, 1996, the Company has a tax loss carryforward in EuroMed (the United States parent company) of $538,000 which could be used to offset future taxable income in the United States. This loss carryforward will expire in 2011. The $182,000 tax benefit of the loss carryforward was not recognized since, in the Company's estimate, there was less than a fifty percent (50%) chance that sufficient taxable income would be earned to offset the loss carryforward. There are no material temporary tax differences that would give rise to deferred tax assets or liabilities.

                         EUROMED, INC. AND SUBSIDIARIES

NOTE 8: COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     Obligations under the long-term non-cancelable operating lease for the premises in Oosterhout for the remainder of its term are as follows:

                   (IN THOUSANDS OF US DOLLARS)
1997........................................................  $105
1998........................................................   110
1999........................................................   115
2000........................................................   121
                                                              ----
                                                              $451
                                                              ====

LOAN PAYABLE

     A shareholder (Apohold) of Hybrida B.V., the former parent of Confedera, granted a loan of $288,000 to Confedera on February 12, 1989. This loan is treated in the consolidated financial statements as an interest-free loan since there is no loan agreement. In July 1995, Apohold started legal proceedings to demand the repayment of the loan plus interest in the aggregate amount of $518,000. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material effect on results of operations, cash flow or financial position of the company. The debt amounting to $311,000 as at December 31, 1995 and 1996, has been classified as a current liability.

MANAGEMENT CONTRACTS

     Mr. A. Francois Hinnen provides his services to the Companies through Management Contracts with a term of January 1, 1996 through December 31, 2000. Under the term of these contracts, the Companies agree to pay Pantapharma $125,000 annually plus a car allowance. In the event that the Companies terminate these contracts prior to their expiration, Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term of the contracts. In the event that Mr. A. Francois Hinnen is unable to fulfill his duties to the Companies for any reason, Pantapharma shall be entitled to receive the management fee for one year thereafter.

NOTE 9: BUSINESS AND CREDIT CONCENTRATIONS

     Most of the Companies' customers are located in The Netherlands. No single customer accounted for more than 10% of the company's sales in 1996, 1995 or 1994.

                         EUROMED, INC. AND SUBSIDIARIES

NOTE 10: ESTIMATED FAIR VALUES

     The estimated fair values of the company's financial instruments are summarized below:

                                                      DECEMBER 31, 1995       DECEMBER 31, 1996
                                                    ---------------------   ---------------------
                                                    CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                     VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                    --------   ----------   --------   ----------
                                                            (IN THOUSANDS OF US DOLLARS)
Cash and cash equivalents.........................   $   64      $   64      $  411      $  411
Trade accounts receivable.........................    2,101       2,101       1,155       1,155
Due from affiliated companies.....................      703         703         695         695
Bank overdraft....................................    2,645       2,645       3,540       3,540
Trade accounts payable............................    3,002       3,002       3,076       3,076
Due to affiliated companies.......................       10          10          69          69
Long-term debts:
  Unsecured loan from Pantapharma B.V.............      125         116          90          84
  Unsecured loan from B.V. Wisteria...............      423         398          --          --
  Unsecured loan from Hybrida B.V.................      496         434          --          --
     Other........................................       31          29          --          --
                                                     ------      ------      ------      ------
                                                      1,075         977          90          84
                                                     ======      ======      ======      ======

NOTE 11: FOREIGN CURRENCY CONTRACTS

     Beginning in 1994, the Companies hedge certain of their committed British pound expenditures for purchases in the United Kingdom through the purchase of forward exchange contracts. During 1995, the Companies entered into and utilized forward contracts with values aggregating $1,870,000. As of December 31, 1995 and 1996, there were no forward contracts outstanding.

     Confedera issues bank guarantees towards suppliers in order to guarantee the payment in respect of the import of goods. As of December 31, 1996, bank guarantees amounting to $129,000 were outstanding.

NOTE 12: TAXES PAYABLE AND OTHER ACCRUED LIABILITIES

     At December 31, 1995 and 1996, the taxes payable and other accrued liabilities consist of:

                          (in thousands of US dollars)

                                                              1995     1996
                                                              ----    ------
Taxes payable...............................................  $421    $  602
Other accrued liabilities...................................   262       459
                                                              ----    ------
                                                              $685    $1,061
                                                              ====    ======

NOTE 13: ACQUISITION OR DISPOSITION OF DISCONTINUED OPERATIONS

     EuroMed, and EuroMed Europe entered into a Stock Purchase Agreement, dated as of June 19, 1996 (the "Purchase Agreement"), with Mr. A. Doets, Dr. N. Th. P. Roozekrans, Mutarestes B.V. ("Mutarestes"), Pluripharm, a wholly-owned subsidiary of Mutarestes and Financieringsmaatschappij De Nieuwe Wereld, B.V., a wholly-owned subsidiary of Pluripharm ("FDNW"), pursuant to which Doets and Roozekrans sold to EuroMed Europe all of the capital stock of Mutarestes, Pluripharm and FDNW. The purchase price paid by EuroMed for such companies consisted of: (i) 10 million Dutch guilders; and (ii) 850,000 shares of Common Stock. The closing of the Purchase Agreement occurred on July 5, 1996. The purchase price paid under the Purchase Agreement was determined pursuant to arms-length transactions, and was based upon, among other things, multiples of earnings and potential earnings. The cash portion of the purchase price was funded by the use of available funds of EuroMed (8,560,000 Dutch guilders), which included proceeds from the Company's initial public offering completed on March 19, 1996, with the

                         EUROMED, INC. AND SUBSIDIARIES
remaining portion of the purchase price (1,440,000 Dutch guilders) being funded through a loan to the Company from Bank MeesPierson, N.V. Pluripharm, the operating company, is engaged in the wholesale distribution of branded and generic medicines within The Netherlands.

     The Company has determined that it will divest itself of the capital stock of Pluripharm in the second quarter of 1997. The Company is taking this step primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. The divestiture will include:
(i) a party acquiring all of the capital stock of Pluripharm for $2,802,000 (5,600,000 Dutch guilders), and (ii) the return of 850,000 shares of Common Stock. The terms of this divestiture also state that EuroMed will not be entitled to any of the earnings of Pluripharm during the time of ownership.

NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             INCOME       NET INCOME     EARNINGS PER
                                                             (LOSS)       (LOSS) FROM     SHARE FROM
                                                             BEFORE       CONTINUING      CONTINUING
                                              REVENUES    INCOME TAXES    OPERATIONS      OPERATIONS
                                              --------    ------------    -----------    ------------
                                                  (IN THOUSANDS OF U.S. DOLLARS)
1996
  December..................................  $ 9,852        $(743)          $(566)         $(.014)
  September.................................    7,743         (278)           (278)          (0.07)
  June......................................    8,508          270             187            0.06
  March.....................................    9,368          282             176            0.08
1995
  December..................................   10,059          323             212            0.11
  September.................................    7,745          325             208            0.10
  June......................................    8,563          289             221            0.11
  March.....................................    6,611          271             195            0.10

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 19, 1996, KPMG Accountants N.V. ("KPMG") resigned as EuroMed's independent public accountant. No report of KPMG for EuroMed has contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements between KPMG and EuroMed as described in Item 304(a)(1)(iv) of Regulation S-K or events of the kind set forth in Item 304(a)(1)(v) of Regulation S-K.

     EuroMed provided KPMG with the above disclosures prior to filing a Current Report Form 8-K with the Securities and Exchange Commission. KPMG responded to the above disclosures by stating that they resigned as principal accountants for EuroMed because they believed that the then current internal control structure of EuroMed was not adequate to develop reliable financial statements. KPMG did not disclose to EuroMed specific concerns or problems.

     On February 20, 1997, EuroMed engaged Killman, Murrell and Company, P.C. ("Killman") as its independent public accountant. Prior to engaging Killman, EuroMed discussed with Killman the reason given by KPMG for its resignation. Killman has told EuroMed that it believes EuroMed has resolved the problems that led to KPMG's resignation. EuroMed provided Killman with the above disclosures prior to filing a Current Report on Form 8-K with the Commission and Killman did not file any response to such disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF EUROMED, INC.

     The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held during 1997 (the "Proxy Statement") under the heading "Election of Directors", which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth in the Proxy Statement under the heading "Executive Officers" which information is incorporated herein by reference. The information required by item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16 Requirements", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information concerning management compensation and transactions with management is set forth in the Proxy Statement under the heading "Management Compensation and Transactions", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Management Compensation and Transactions", which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

        (1) Financial Statements:

             The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8.

        (2) Financial Statement Schedules:

             The financial statement schedules filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8.

        (3) Exhibits

             The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

     (b) Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated November 19, 1996, regarding the resignation of KPMG Accountants N.V. ("KPMG") as the Company's independent public accountant, which was amended on Form 8-K/A filed December 12, 1996 to include the Letter Regarding Change in Principal Accountant by KPMG and on Form 8-K/A filed January 3, 1997 to include the reasons given by KPMG for their resignation.

     (c) Exhibits:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.1           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets, N. Th.
                         P. Roozekrans, Mutarestes B.V., Pluripharm International
                         B.V., Financieringsmaatschappij de Nieuwe Wereld B.V., and
                         B.V. Wisteria.(3)
           2.2           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets and N.
                         Th. P. Roozekrans.(4)
           2.3           Settlement Agreement April 3, 1997*
           2.4           Share Purchase Agreement April 3, 1997*
           2.5           Compensation Agreement April 3, 1997*
           3.1           Restated Articles of Incorporation(1)
           3.2           Bylaws of the Company(1)
           4.1           Specimen of Common Stock Certificate(1)
          10.1           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V. and
                         Doets.(4)
          10.2           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V. and
                         Roozekrans.(4)
          10.3           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V. and
                         Hinnen.(4)
          10.4           Management Agreement by and among EuroMed Europe, B.V., B.V.
                         Wisteria and Beheer Beleggingsmaatschappij B.V. dated
                         January 21, 1997.*
          10.5           Letter Agreement between the Company and The Anderson Group*
          11.1           Statement Re: Computation of Per Share Earnings*

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          16.1           Letter of the Change of Certified Accountants(2)
          21.1           Subsidiaries of the Registrant*
          23.1           Consent of Killman, Murrell & Company, PC
          23.2           Consent of KPMG Accountants N.V.
          27.1           Financial Data Schedules*

---------------

 *  Filed Herein

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated November 19, 1996 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 5, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated July 5, 1996 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EUROMED, INC.

Dated: April 14, 1997                       By:   /s/ ROBERT W. L. VELDMAN

                                              ----------------------------------
                                                     Robert W. L. Veldman
                                                Chief Executive and President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

               /s/ A. FRANCOIS HINNEN                    Director and Chairman of the
-----------------------------------------------------    Board
                 A. Francois Hinnen                                                         April 14, 1997

              /s/ ROBERT W. L. VELDMAN                   Chief Executive Officer and
-----------------------------------------------------    President (Principal Executive
                Robert W. L. Veldman                     Officer)                           April 14, 1997

                 /s/ DAVID ANDERSON                      Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer)
                   David Anderson                                                           April 14, 1997

              /s/ ROBERT A. SHUEY, III                   Director
-----------------------------------------------------
                Robert A. Shuey, III                                                        April 14, 1997

               /s/ JESSIE SHELMIRE, IV                   Director
-----------------------------------------------------
                 Jesse Shelmire, IV                                                         April 14, 1997

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.1           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets, N.
                            Th. P. Roozekrans, Mutarestes B.V., Pluripharm
                            International B.V., Financieringsmaatschappij de Nieuwe
                            Wereld B.V., and B.V. Wisteria.(3)
           2.2           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets and
                            N. Th. P. Roozekrans.(4)
           2.3           Settlement Agreement April 3, 1997*
           2.4           Share Purchase Agreement April 3, 1997*
           2.5           Compensation Agreement April 3, 1997*
           3.1           Restated Articles of Incorporation(1)
           3.2           Bylaws of the Company(1)
           4.1           Specimen of Common Stock Certificate(1)
          10.1           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V.
                            and Doets.(4)
          10.2           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V.
                            and Roozekrans.(4)
          10.3           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V.
                            and Hinnen.(4)
          10.4           Management Agreement by and among EuroMed Europe, B.V., B.V.
                            Wisteria and Beheer Beleggingsmaatschappij B.V. dated
                            January 21, 1997.*
          10.5           Letter Agreement between the Company and The Anderson Group*
          11.1           Statement Re: Computation of Per Share Earnings*
          16.1           Letter of the Change of Certified Accountants(2)
          21.1           Subsidiaries of the Registrant*
          23.1           Consent of Killman, Murrell & Company, PC
          23.2           Consent of KPMG Accountants N.V.
          27.1           Financial Data Schedules*

---------------

 *  Filed Herein

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated November 19, 1996 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 5, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated July 5, 1996 and incorporated herein by reference.