Form 10-K/A
period 1996-12-31
EUROMED INC
filed 1997-04-16
CIK 852447

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)

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

                                 EUROMED, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I

Item 1:   Business....................................................    3
Item 2:   Properties..................................................   12
Item 3:   Legal Proceedings...........................................   12
Item 4:   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6:   Selected Financial Data.....................................   14
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 8:   Financial Statements and Supplementary Data.................   18
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                  PART III

Item 10:  Directors and Executive Officers of EuroMed, Inc............   35
Item 11:  Executive Compensation......................................   35
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   35
Item 13:  Certain Relationships and Related Transactions..............   35

                                  PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   36

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

                                AUDITORS' REPORT



To the Board of Directors of


EuroMed, Inc. and subsidiaries



     We have audited the consolidated balance sheets of EuroMed, Inc., and subsidiaries as of December 31, 1994 and 1995, the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of EuroMed, Inc. and subsidiaries management. Our responsibility is to express an opinion on these financial statements based on our audits.



     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EuroMed, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles in the United States of America.



/s/  KPMG ACCOUNTANTS N.V.


KPMG Accountants N.V.



Amstelveen, The Netherlands


February 15, 1996.

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1996
                                                              ------    -------
Current Assets
  Cash and cash equivalents.................................  $   64    $   411
  Trade accounts receivable.................................   2,101      1,155
  Loan receivable...........................................     304        548
  Due from affiliated companies and other related
     parties -- Note 3......................................     703        695
  Inventory.................................................   4,719      4,526
  Other receivables and prepaid expenses....................     122        349
  Net assets of discontinued operations -- Note 13..........      --      2,802
                                                              ------    -------
          TOTAL CURRENT ASSETS..............................   8,013     10,486
                                                              ------    -------
Vehicles, Furniture and Equipment, at cost..................     591        815
  Less: Accumulated depreciation and amortization...........    (266)      (406)
                                                              ------    -------
          NET VEHICLES, FURNITURE AND EQUIPMENT.............     325        409
                                                              ------    -------
Other Assets
  Intangible assets less accumulated amortization of
     $181,000 and $256,000 in 1995 and 1996, respectively...     507        607
  Other.....................................................      --        172
                                                              ------    -------
          TOTAL OTHER ASSETS................................     507        779
                                                              ------    -------
          TOTAL ASSETS......................................  $8,845    $11,674
                                                              ======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities Loan payable..........................  $311...   $   311
  Bank overdraft -- Note 4..................................  2,645..     3,540
  Trade accounts payable....................................  3,002..     3,076
  Due to affiliated companies, controlling interests and
     other related parties -- Note 5........................      10         69
  Taxes payable and other Accrued Expenses -- Note 12.......     685      1,061
                                                              ------    -------
          TOTAL CURRENT LIABILITIES.........................   6,653      8,057
Long-term debts -- Note 6
  Unsecured loan from B.V. Wisteria.........................     423         --
  Unsecured loan from Hybrida B.V...........................     496         --
  Unsecured loan from Pantapharma B.V.......................     125         90
  Other long-term debt......................................      31         --
                                                              ------    -------
          TOTAL LIABILITIES.................................   7,728      8,147
                                                              ------    -------
Commitments and contingencies -- Note 8.....................      --         --
Stockholders' Equity
  Preferred Stock, par value $.01 per share; 5,000,000
     shares authorized; no shares issued and outstanding;...      --         --
  Common Stock, par value $.01 per share; 20,000,000 shares
     authorized; 3,968,000 shares issued and outstanding....      20         40
  Additional paid-in capital................................      48      6,276
  Retained earnings (deficit)...............................   1,047     (2,624)
  Cumulative currency translation adjustment................       2        (33)
                                                              ------    -------
                                                               1,117      3,659
       Less: 32,000 Treasury Shares, at cost................      --       (132)
                                                              ------    -------
          TOTAL STOCKHOLDERS' EQUITY........................   1,117      3,527
                                                              ------    -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $8,845    $11,674
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

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1994      1995       1996
                                                              ------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)...........................................  $  687    $   836    $(3,671)
Adjustments to reconcile net income (loss) to cash flow from operations:
  Amortization of intangible assets.........................      40         75         75
  Depreciation expense......................................      62        106        151
Changes in operating assets and liabilities:
  Trade accounts receivable.................................    (106)    (1,531)       946
  Due from affiliated companies and other related parties...     (88)      (596)         8
  Inventory.................................................    (826)    (1,981)       193
  Other receivables and prepaid expenses....................     (35)       (64)      (391)
  Trade accounts payable....................................   1,165      1,013         74
  Taxes payable and other accrued expenses..................     (61)       253        376
  Due to affiliated companies, controlling interests and
     other related parties..................................     (82)      (454)        59
                                                              ------    -------    -------
          Net cash provided by (used in) operating
            activities......................................     756     (2,343)    (2,180)
                                                              ------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets..........................  $ (222)   $  (200)   $  (175)
  Borrowings by and repayments from a customer..............    (354)        52       (244)
  Purchase of vehicles, furniture and equipment, at cost....    (129)      (231)      (243)
  Net assets of discontinued operations.....................      --         --     (2,802)
                                                              ------    -------    -------
          Net cash used in investing activities.............    (705)      (379)    (3,464)
                                                              ------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued.......................................      --         --      6,248
  Borrowing under bank overdraft facility...................      34      2,174        895
  Repayment of long-term debt...............................     (27)       (24)      (985)
  Long-term debt borrowings.................................       2        357         --
  Purchase of Treasury Shares...............................      --         --       (132)
                                                              ------    -------    -------
          Net cash provided by financing activities.........       9      2,507      6,026
                                                              ------    -------    -------
Effect of currency translation adjustment on cash...........       7        (34)       (35)
                                                              ------    -------    -------
Net increase (decrease) in cash and cash equivalents........      67       (249)       347
Cash and cash equivalents at the beginning of the year......     246        313         64
                                                              ------    -------    -------
Cash and cash equivalents at the end of the year............  $  313    $    64    $   411
                                                              ======    =======    =======
Cash paid during the year:
  Interest..................................................  $   28    $    96    $   291
                                                              ======    =======    =======
  Income taxes..............................................  $   --    $    --    $   112
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