Form 10-K/A
period 1996-12-31
EUROMED INC
filed 1997-04-18
CIK 852447

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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


                                                          EXCEPT FOR PER SHARE DATA
                                                ----------------------------------------------
                                                 1992     1993      1994      1995      1996
                                                ------   -------   -------   -------   -------
                                                        (IN THOUSANDS OF U.S. DOLLARS)
INCOME STATEMENT DATA
  SALES.......................................  $6,780   $12,470   $20,271   $32,978   $35,471
  GROSS PROFIT................................     659     1,362     2,027     3,356     3,045
  OPERATING PROFIT (LOSS).....................     179       590       915     1,256      (297)
  NET INCOME (LOSS) FROM CONTINUING
     OPERATIONS...............................     118       444       687       836      (481)
  EARNINGS (LOSS) PER SHARE
     Continued Operations.....................     .06       .22       .34       .42   $ (0.15)
     Discontinued Operations..................                                           (1.00)
                                                                                       -------
       TOTAL EARNINGS (LOSS) PER SHARE
          Based on the weighted average number
            of shares outstanding of
            3,190,000.........................                                         $ (1.15)
                                                                                       =======


                                                    1992     1993     1994     1995     1996
                                                   ------   ------   ------   ------   -------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
BALANCE SHEET DATA AT YEAR END
INVENTORY........................................  $  668   $1,460   $2,497   $4,719   $ 4,526
TOTAL CURRENT ASSETS.............................     972    2,093    3,837    8,031    10,486
TOTAL ASSETS.....................................   1,131    2,342    4,375    8,845    11,674
CURRENT LIABILITIES..............................   1,182    2,149    3,433    6,653     8,057
LONG-TERM DEBT...................................     672      611      685    1,075        90
STOCKHOLDERS' EQUITY (DEFICIT)...................    (723)    (418)     257    1,117     3,527

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