Form 10-K/A
period 1996-12-31
EUROMED INC
filed 1997-04-29
CIK 852447

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 3)

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


                               011-31-16-242-4424

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

================================================================================

                                 EUROMED, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I

Item 1:   Business....................................................    3
Item 2:   Properties..................................................   12
Item 3:   Legal Proceedings...........................................   12
Item 4:   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6:   Selected Financial Data.....................................   14
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 8:   Financial Statements and Supplementary Data.................   18
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   35

                                  PART III

Item 10:  Directors and Executive Officers of EuroMed, Inc............   35
Item 11:  Executive Compensation......................................   37
Item 12:  Security Ownership of Certain Beneficial Owners and
          Management..................................................   38
Item 13:  Certain Relationships and Related Transactions..............   39

                                  PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   40

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

     Market Share and Competition. Management estimates that the Company's wholesale pharmaceutical market share in The Netherlands in 1996 was approximately 1.5%, based upon an extrapolation of the Company's revenue compared with the total revenue of The Netherlands pharmaceutical market. With a wholesale pharmaceutical market share of approximately 40%, Apothekers Cooperatie OPG U.A. ("OPG") is the largest pharmaceutical distributor in The Netherlands, followed by ACF Brocacef and Interpharm with each approximately 20%, according to management estimates. The Company's primary competitors in the pharmaceutical parallel import market in The Netherlands are, in the estimate of the Company's management, Polyfarma, an OPG subsidiary, with 3.8% of the market, and Magnafarma, an ACF Brocacef subsidiary, with 3.7%.

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

SUBSIDIARY DIVESTITURE AND CAPITAL STOCK RESTRUCTURING


     On March 25, 1997, the Board of Directors approved a five-point restructuring plan. First, the Company has entered into an agreement to sell its Pluripharm subsidiary, which it acquired in July 1996, to a pharmacy wholesale management group located in The Netherlands. This transaction is subject to certain conditions precedent, including receipt of a fairness opinion. This transaction will result in the Company receiving approximately 5,600,000 Dutch Guilders (approximately $2,800,000). In connection therewith, the Company will have a loss of approximately $3,200,000.


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

                         EUROMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENT

                           DECEMBER 31, 1996 AND 1995

                               TABLE OF CONTENTS

Auditor's Report............................................   21
Consolidated Balance Sheets as of December 31, 1995 and
  1996......................................................   23
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995 and 1996..........................   24
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1994, 1995 and 1996..............   25
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996..........................   26
Notes to the Consolidated Financial Statements..............   27

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF EUROMED, INC.


EXECUTIVE OFFICERS AND DIRECTORS



     Set forth below are the names, ages and positions of the executive officers and directors of the Company:



                  NAME                       AGE                  POSITION
                  ----                       ---                  --------
A. Francois Hinnen.......................    54     Chairman of the Board
Robert W. L. Veldman.....................    48     Chief Executive Officer and President
David Anderson...........................    41     Chief Financial Officer
Jesse Shelmire, IV.......................    39     Director
Robert A. Shuey, III(1)..................    42     Director
Gregory A. Gaylor........................    38     Director


---------------


(1) Member of the Audit Committee and the Compensation Committee.



     A. Francois Hinnen, MSc has served as Chairman of the Board of the Company since November 18, 1995. Mr. Hinnen served as Chief Executive Officer of the Company from November 18, 1995 until October 31, 1996, and as President of the Company from November 18, 1995 until February 28, 1997, and has served, through a controlled company, as the Managing Director of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera") since January 1991. Mr. Hinnen has also served the Company as the chief pharmacist for Galenica and Confedera, which are wholly-owned subsidiaries of the Company organized under the laws of The Netherlands. Mr. Hinnen has 28 years experience as a certified pharmacist and 24 years business experience as an entrepreneur in the pharmaceutical industry. Mr. Hinnen graduated first of year in 1967 with a Masters in Mathematics and Natural Sciences, and in 1968 with a degree in Microbiology and Pharmacy from the University of Utrecht, The Netherlands. Mr. Hinnen was a member of the staff of the University of Nijmegen, The Netherlands, from 1969-1970.



     Robert W. L. Veldman, MSc has served as Chief Executive Officer of the Company since February 1997. Mr. Veldman has twenty-three years of related health care management experience. Before joining EuroMed, Mr. Veldman worked as director of business development at Merck, Sharp & Dohme B.V. in Haarlem from 1995 to 1997. Prior to that he worked as Pharmaceutical Director and Managing Director Hospital Division, Brocacef BV -- Maarssen from 1988 to 1995, as Director of European Operations, Centocor Europe BV -- Leiden from 1987 to 1988 and served as managing director and chief operating officer of Centrafarm Group

NV -- Etten Leur from 1978 to 1987 and as an industrial pharmacist, Organon International BV -- Oss from 1975 to 1978.



     David Anderson has served as the Company's Chief Financial Officer since February 1997. Mr. Anderson brings fifteen years of healthcare experience in the United States, including experience in the home infusion drug market as well as the free standing and hospital based home nursing and equipment service businesses. Mr. Anderson served as western division vice president of Nurse Finders, Inc., a home health and medical staffing company, from 1995 to 1997 and served as director and senior vice president of operations for OptionCare, Inc., a home infusion therapy company, from 1993 to 1995. Prior to that, he founded and was an equity director and chief development officer for Earthstone, a division of EPIC Health Care Group, from 1990 to 1993, served as executive vice president of ABC Home Health, a privately held home health care company, from 1987 to 1990 and served as associate and district director for T-2 Medical Management, a home infusion therapy provider company, from 1985 to 1987.



     Jesse Shelmire, IV has served as a director of the Company since November 27, 1996. Mr. Shelmire has 15 years of experience in the investment banking and stock underwriting business. Upon graduating from the Warton School of Business he worked from 1981 to 1989, for Smith Barney, Inc. in their Dallas, Texas office. From 1989 to 1993, he served as the Portfolio Manager for Stonegates Securities, Inc. of Dallas, Texas where he managed $250 million of assets in equity and fixed income accounts, he served at Dillon-Gage Securities Corp. as Director of Corporate Finance from 1993 to 1995 and he served as Director of Corporate Finance for LaJolla Securities Corporation from 1994 to 1995. Mr. Shelmire currently serves as Managing Director of Investment Banking for First London Securities Corporation in Dallas, Texas.



     Robert A. Shuey, III has served as a director of the Company since June 1996. Mr. Shuey is employed by National Securities Corporation of Dallas, Texas as the Director of Corporate Finance. Prior to that, Mr. Shuey was with LaJolla Securities Corporation from 1994 to 1995 in the position of Director of Corporate Finance. Mr. Shuey was employed as Director of Corporate Finance by Dillon-Gage Securities Corp., an investment banking firm, from 1994 to 1995, and prior to that held the position of Senior Vice President, Corporate Finance, of Dickinson & Company, a brokerage firm. Mr. Shuey was Vice President of Rauscher Pierce Refnes, Inc. from June 1984 to September 1987. From May 1980 until June 1984, he was director of the corporate finance department and a Vice President of Institutional Equity Corporation. Prior to that time, Mr. Shuey was an associate in the corporate finance department of Salomon Brothers, Inc.



     Gregory A. Gaylor has served as a Director of the Company since June 1, 1994. Mr. Gaylor served as President of the Company from June 1, 1994 to November 17, 1995, and served as Secretary and Treasurer of the Company from May 1994 to November 17, 1995. Mr. Gaylor has ten years of experience in international business. Since 1986, Mr. Gaylor has managed personal investments. Mr. Gaylor holds a Bachelors of Business Administration degree in Finance, with honors, from Southern Methodist University, and was a Masters of Arts graduate student in Foreign Affairs at the University of Virginia from 1983 to 1985.



SECTION 16 REQUIREMENTS



     Section 16(a) of the Exchange Act, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.



     Based solely on its review of the copies of such forms received by it with respect to fiscal 1996, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with, except that one Form 5 was filed to report two late Form 4 transactions for Mr. Hinnen, the late Form 3 filing for Wisteria, the direct owner of shares held indirectly by Pantapharma, which is owned by Mr. Hinnen, and eight late Form 4 transactions for Wisteria and Pantapharma. Additionally, Louis van den Reek failed to file a Form 3.

ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth certain information regarding compensation paid during the Company's last completed fiscal year to the Company's Chief Executive Officer and each of the Company's executive officers (other than the Chief Executive Officer) whose total annual salary and bonuses earned during the fiscal year ended December 31, 1996, exceeded $100,000:



                    MANAGEMENT COMPENSATION AND TRANSACTIONS



SUMMARY COMPENSATION TABLE



                                                                                             LONG-TERM
                                                 ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                    ---------------------------------------------   ----------------------------
                                                                                    SECURITIES
                                                                                    UNDERLYING
                                                                       OTHER         OPTIONS/       ALL OTHER
            NAME/TITLE              YEAR   SALARY($)   BONUS($)   COMPENSATION($)    SARS(#)     COMPENSATION($)
            ----------              ----   ---------   --------   ---------------   ----------   ---------------
A. Francois Hinnen(1)               1996   $125,000      --             --             --              --
                                    1995   $125,000      --             --             --              --


---------------


(1) Mr. Hinnen contracts his services to Confedera and Galenica through Pantapharma B.V. See "Employment Agreements."



COMPENSATION OF DIRECTORS



     The Company pays $3,500 per quarter to its directors who are not employees or affiliates of the Company ("Independent Directors"). In addition, Independent Directors may receive options to purchase Common Stock under the Company's 1995 Long-Term Incentive Plan.



EMPLOYMENT AGREEMENTS



     Mr. Hinnen provides his services to Confedera B.V., a wholly-owned subsidiary of the Company ("Confedera"), through a management agreement ("Hinnen I Agreement") between Confedera and Pantapharma B.V., a Netherlands private limited liability company ("Pantapharma"). Pursuant to the Hinnen I Agreement, Pantapharma has agreed to fulfill the duties assigned to a director of Confedera for a period commencing on January 1, 1995 through December 31, 1999, for which Confedera has agreed to pay Pantapharma a management fee of approximately $62,000, excluding sales tax, subject to review annually (with the understanding that the management fee shall be annually increased by a percentage equal to the price index figure for family consumption as determined by the Central Bureau of Statistics of The Netherlands). In addition, Confedera has agreed to reimburse Pantapharma for all business expenses incurred by Pantapharma for acting, in such capacity, including, an automobile allowance of approximately $.37 per kilometer. The Hinnen I Agreement is terminable by either party on at least one year prior written notice. In the event Confedera terminates the Hinnen I Agreement prior to the expiration of the term without cause (with cause being defined as: (i) failure by Pantapharma to fulfill its duties and obligations under the Hinnen I Agreement; (ii) Pantapharma has been adjudicated bankrupt or has been granted suspension of payment; or (iii) Pantapharma for a continuous period of thirteen weeks or more has not placed any staff at the disposal of Confedera for the execution of the Hinnen I Agreement), Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term. In the event Pantapharma is unable to fulfill its duties and obligations under the Hinnen I Agreement for any reason, Pantapharma shall be entitled to receive the management fee for one-year thereafter.



     Mr. Hinnen provides his services to Galenica B.V., a wholly-owned subsidiary of the Company ("Galenica"), through a management agreement ("Hinnen II Agreement") between Galenica and Pantapharma. Pursuant to the Hinnen II Agreement, Pantapharma has agreed to fulfill the duties assigned to a director of Galenica for a period commencing on January 1, 1995 through December 31, 1999, for which Galenica has agreed to pay Pantapharma a management fee of approximately $62,000, excluding sales tax, subject to review annually (with the understanding that the management fee shall be annually increased by a percentage equal to the price index figure for family consumption as determined by the Central Bureau of Statistics of The Netherlands). In addition, Galenica has agreed to reimburse Pantapharma for all business expenses incurred by Pantapharma for acting in such capacity, including an automobile allowance of approximately $.37 per kilometer. The Hinnen II Agreement is terminable by either party on at least one-year prior written notice. In the event Galenica terminates the Hinnen II Agreement prior to the expiration of the term without cause (with cause being defined as: (i) failure by Pantapharma to fulfill its duties and obligations under the Hinnen II Agreement; (ii) Pantapharma has been adjudicated bankrupt or has been granted suspension of payment; or (iii) Pantapharma for a continuous period of thirteen weeks or more has not placed any staff at the disposal of Galenica for the execution of the Hinnen II Agreement), Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term. In the event Pantapharma is unable to fulfill its duties and obligations under the Hinnen II Agreement for any reason, Pantapharma shall be entitled to receive the management fee for one-year thereafter.



     David Anderson provides his services to EuroMed through a management agreement between EuroMed and the Anderson Group, a sole proprietorship. This contractual relationship states that Mr. Anderson will be reimbursed for his Company related expenses and a $10,000 per month management fee. The term of this contract is for six months beginning February 15, 1996.



     Robert W.L. Veldman is supplying his services to the Company through a management contract with Beheer-en Beleggingsmaatschappij File B.V. ("Management Company"). His contract specifies that he will be the managing director of EuroMed Europe and its subsidiaries. Mr. Veldman is considered an employee of the Management Company and not of EuroMed. Mr. Veldman's compensation shall be 200,000 Dutch gilders per year (approximately $100,000) for all work done for the Company. He is also reimbursed 3,000 Dutch gilders (approximately $1,580) per month for expenses incurred on behalf of the Company. EuroMed Europe is to pay these amounts in 12 monthly payments upon invoicing by the Management Company over the term of this contract. The term of the management contract is one year from January 1, 1997 to December 31, 1997, and may be extended upon agreement of both parties. The management contract shall terminate if (i) EuroMed Europe files bankruptcy; (ii) a suspension of payment to the Management Company occurs; (iii) Mr. Veldman dies; or (iv) Mr. Veldman is ill or unable to work for 90 consecutive days.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information with respect to beneficial ownership of Common Stock as of April 16, 1997 by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's four other most highly compensated executive officers whose total annual compensation for 1996 based on salary and bonus earned during 1996 exceeded $100,000 (the "Named Executive Officers"), and (iv) all the Company directors and executive officers as a group. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.



                                                             AMOUNT AND NATURE    PERCENT
                                                               OF BENEFICIAL         OF
                NAME OF BENEFICIAL OWNER                         OWNERSHIP         CLASS
                ------------------------                     -----------------    --------
A. Francois Hinnen,(1)...................................        1,945,130         62.39%
Robert W. L. Veldman,....................................               --            --
David Anderson...........................................               --            --
Jesse Shelmire, IV.......................................           14,000(2)          *
Robert A. Shuey, III.....................................           20,000(3)          *
Gregory A. Gaylor........................................          125,000          4.00%
Louis van den Reek.......................................               --            --
All directors and executive officers as a group (7
  persons)...............................................        2,104,130         67.49%


---------------


*   Less than 1%



(1) Of the shares beneficially owned by Mr. Hinnen 1,923,130 are owned directly through B.V. Wisteria, a Netherlands limited liability company, which company is owned by Pantapharma B.V., which is owned by Mr. Hinnen. Additionally, Mr. Hinnen holds the voting power over 22,000 shares through an irrevocable proxy which expires on June 30, 1997. Mr. Hinnen's address is Beekhuizenseweg 87, 6881 A G Velp, The Netherlands.



(2) Consists of warrants to purchase Common Stock, which warrants were issued in connection with the Company's initial public offering (the "Representatives Warrants"). In addition, First London Securities Corporation was issued 20,000 Representative Warrants, of which Mr. Shelmire disclaims beneficial ownership.



(3) Consists of 20,000 Representative Warrants. In addition, National Securities Corporation was issued 6,667 Representatives Warrants, of which Mr. Shuey disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Confedera has had a business relationship with International Procurement Agency B.V. ("IPA"), a Netherlands based development agency procurer for the export of pharmaceutical, since July 1994 and entered into a Cooperation Agreement with IPA on July 10, 1995. Under the Cooperation Agreement, IPA is primarily responsible for the financial, administrative and logistical activities concerning the sale of pharmaceutical products and medical consumer goods and Confedera is responsible for purchasing the pharmaceutical products and medical consumer goods, quality control and the legal documentation pertaining thereto. The Cooperation Agreement further provides that (i) the parties will equally split the profits and losses of their activities, except that Confedera will receive 66% of the profits (and assume the same percentage of the losses) for customers located by Confedera, and (ii) as long as Confedera's prices for goods are competitive, IPA will purchase pharmaceutical and medical consumer goods exclusively from Confedera, although Confedera shall be entitled to sell the pharmaceutical and medical consumer goods on a non-exclusive basis. Mr. Hinnen owns approximately 33% of the capital stock of Gentrade B.V., which owns 100% of the capital stock of IPA. Mr. Hinnen had contracted with Gentrade B.V. to acquire an additional 32% of the capital stock of the Company on or before June 1, 1996, under certain conditions. These conditions were not met at that time, therefore, Mr. Hinnen did not acquire this percentage. Further, Mr. Hinnen has a continuing option to purchase another 35% of Gentrade B.V. if offered by the owner of this stock. The Company believes that all transactions between IPA and Confedera have been, and will be, on an arms-length basis.



     Mr. Hinnen is the sole owner of the Rhedense Apotheek, a pharmacy located in Rheden, The Netherlands. In 1994, 1995 and 1996, Rhedense Apotheek purchased an aggregate of $1,096,000, $1,492,000 and $1,365,941, respectively, of pharmaceutical products from Galenica. The Company believes that all transactions between Rhedense Apotheek and Galenica have been, and will be, on an arms-length basis.



     Mr. Hinnen's brother is the sole owner of the Apotheek Neede, a pharmacy located in Neede, The Netherlands. In 1994, 1995 and 1996, Apotheek Neede purchased an aggregate of approximately $700,000, $994,000 and $1,358,683, respectively, of pharmaceutical products from Galenica. The Company believes that all transactions between Apotheek Neede and Galenica have been, and will be, on an arms-length basis.



     Mr. Hinnen's wife is the sole owner of Ariano Voorthuizen Beheer B.V. ("AVP"). On September 1, 1993, Galenica borrowed approximately $219,000 from AVP ("AVP Loan"). Interest on the AVP Loan was equal to the promissory note interest rate of Nederlandsche Bank N.V., plus 2%. The remaining principal balance of, and accrued but unpaid interest on, the AVP Loan was paid in full by Galenica in July 1995.



     Pursuant to a loan agreement dated February 1, 1995 between Galenica and Wisteria ("Wisteria Agreement"), of which Mr. Hinnen is the sole equity owner, Galenica borrowed approximately $421,000 from Wisteria. As of December 31, 1996, the principal balance of this loan had been paid in full.



     Since 1991, Pantapharma and Confedera have loaned or advanced money to each other on a "when needed", and "if available" basis. As of December 31, 1995, Confedera owed Pantapharma approximately $10,000 which has been since paid in full. Following the pay-off of the outstanding loan balance, Pantapharma and Confedera agreed to immediately discontinue such loan arrangement. As a condition to an amendment to the loan agreement between Confedera, Galenica and Bank MeesPierson, N.V. on November 9, 1995, Pantapharma agreed to loan to Confedera approximately $125,000.

     In February 1997, EuroMed Europe entered into a purchase agreement with Pantapharma, whereby EuroMed Europe purchased from Pantapharma all of the outstanding capital stock of Galenica Belgium, S.A., effective January 1, 1996.



     It is the policy of the Company that any future transactions with affiliated individuals or entities will be on terms no less favorable to the Company than are reasonably available from unrelated third parties, and any such affiliated transactions will require the approval of a majority of the independent directors.


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

     (c) Exhibits:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
           2.1           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets, N. Th.
                         P. Roozekrans, Mutarestes B.V., Pluripharm International
                         B.V., Financieringsmaatschappij de Nieuwe Wereld B.V., and
                         B.V. Wisteria.(3)
           2.2           Stock Purchase Agreement dated as of June 19, 1996, by and among EuroMed, Inc., EuroMed Europe, B.V., A. Doets and N.
                         Th. P. Roozekrans.(4)
           2.3           Settlement Agreement April 3, 1997*
           2.4           Share Purchase Agreement April 3, 1997*
           2.5           Compensation Agreement April 3, 1997*
           3.1           Restated Articles of Incorporation(1)
           3.2           Bylaws of the Company(1)
           4.1           Specimen of Common Stock Certificate(1)
          10.1           Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between EuroMed Europe B.V. and
                         Doets.(4)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
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


 *  Previously filed


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

                                            EUROMED, INC.

Dated: April 14, 1997                       By:   /s/ ROBERT W. L. VELDMAN
                                               --------------------------------
                                                     Robert W. L. Veldman
                                                Chief Executive and President

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

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

               /s/ A. FRANCOIS HINNEN                    Director and Chairman of the       April 14, 1997
-----------------------------------------------------    Board
                 A. Francois Hinnen

              /s/ ROBERT W. L. VELDMAN                   Chief Executive Officer and        April 14, 1997
-----------------------------------------------------    President (Principal Executive
                Robert W. L. Veldman                     Officer)

                 /s/ DAVID ANDERSON                      Chief Financial Officer            April 14, 1997
-----------------------------------------------------    (Principal Financial Officer)
                   David Anderson

              /s/ ROBERT A. SHUEY, III                   Director                           April 14, 1997
-----------------------------------------------------
                Robert A. Shuey, III

               /s/ JESSIE SHELMIRE, IV                   Director                           April 14, 1997
-----------------------------------------------------
                 Jesse Shelmire, IV

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


 *  Previously filed


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