Form 10-Q
period 1997-03-31
EUROMED INC
filed 1997-05-15
CIK 852447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO __________________

                                 EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-27720


                 NEVADA                                  88-0317700
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         WILHELMINAKANAAL NORD 6
 NL 4092 VR OOSTERHOUT, THE NETHERLANDS
(Address of principal executive offices)                 (Zip Code)

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

                          Yes   X               No
                              -----                -----

As of May 15, 1997, there were 3,127,000 shares outstanding of the registrant's common stock, $0.01 par value.

--------------------------------------------------------------------------------

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets -
                      December 31, 1996 and March 31, 1997                    3

              Consolidated Statements of Income -
                      Three months ended March 31, 1996 and 1997              5

              Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1996 and 1997              6

              Notes to Consolidated Financial Statements                      8

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                     9


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                               13

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)

                                                    December 31,      March 31,
                                                       1996             1997
                                                    ------------     -----------
                                                                     (Unaudited)
ASSETS

Current Assets
   Cash and cash equivalents                         $    411          $     28
   Trade accounts receivable                            1,155             1,834
   Loan receivable                                        548               571
   Due from affiliated companies and
       other related parties                              695               407
   Inventory                                            4,526             4,187
   Other receivables and prepaid expenses                 349               392
   Net assets of discontinued operations                2,802             2,802
                                                     --------          --------

       TOTAL CURRENT ASSETS                            10,486            10,221
                                                     --------          --------

Vehicles, Furniture and Equipment, at cost                815               824
   Less:  Accumulated depreciation and
   amortization                                          (406)             (445)
                                                     --------          --------

       NET VEHICLES, FURNITURE AND
       EQUIPMENT                                          409               379
                                                     --------          --------

Other Assets
   Intangible assets less accumulated
       amortization of $256,000 and $282,000
       in 1996 and 1997, respectively                     607               581
   Other                                                  172                44
                                                     --------          --------

       TOTAL OTHER ASSETS                                 779               625
                                                     --------          --------

       TOTAL ASSETS                                  $ 11,674          $ 11,225
                                                     ========          ========



          See accompanying Notes to Consolidated Financial Statements.

                         EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)

                                                     December 31,        March 31,
                                                         1996              1997
                                                     ------------        ----------
                                                                         (Unaudited)
LIABILITIES

Current liabilities
   Loan payable                                        $    311          $    370
   Bank overdraft                                         3,540             3,645
   Trade accounts payable                                 3,076             3,332
   Due to affiliated companies, controlling
       interests and other related parties                   69                --
   Taxes payable and other accrued expenses               1,061               612
                                                       --------          --------

       TOTAL CURRENT LIABILITIES                          8,057             7,959

Long-term debts
   Unsecured loan from B.V. Wisteria                         --                --
   Unsecured loan from Hybrida B.V                           --                --
   Unsecured loan from Pantapharma B.V                       90                11
   Other long-term debt                                      --                --
                                                       --------          --------

       TOTAL LIABILITIES                                  8,147             7,970
                                                       --------          --------

Stockholders' Equity
   Preferred Stock, par value $.01 per share;
       5,000,000 shares authorized; no shares
       issued and outstanding                                --                --
   Common Stock, par value $.01 per share;
       20,000,000 shares authorized; 4,000,000
       shares issued and outstanding                         40                40
   Additional paid-in capital                             6,276             6,276
   Retained earnings (deficit)                           (2,624)           (2,956)
   Cumulative currency translation adjustment               (33)               27
                                                       --------          --------
                                                          3,659             3,387

       Less:  23,000 Treasury Shares, at cost              (132)             (132)
                                                       --------          --------

       TOTAL STOCKHOLDERS' EQUITY                         3,527             3,255
                                                       --------          --------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                          $ 11,674          $ 11,225
                                                       ========          ========



          See accompanying Notes to Consolidated Financial Statements.

                         EUROMED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of US dollars, except per share data)
                                  (UNAUDITED)




                                                               Three months ended
                                                       ----------------------------------
                                                        March 31,              March 31,
                                                          1996                    1997
                                                       -----------            -----------
Sales                                                  $     9,368            $     7,132
Cost of goods sold                                           8,549                  6,863
                                                       -----------            -----------

   Gross profit                                                819                    269

Selling, general and administrative expenses                   491                    671
                                                       -----------            -----------

   Operating Profit (Loss)                                     328                   (402)

Interest income                                                 25                     29
Interest (expense)                                             (71)                   (74)
                                                       -----------            -----------

Income before income taxes                                     282                   (447)

Income taxes                                                   106                    115
                                                       -----------            -----------

Net income (loss)                                      $       176            $      (332)
                                                       ===========            ===========


Earnings (loss) per share                              $      0.08            $      (.08)
                                                       ===========            ===========

Weighted Average Number of
   Common Shares Outstanding                             2,151,649              3,977,000
                                                       ===========            ===========





          See accompanying Notes to Consolidated Financial Statements.

                        EUROMED, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands of US dollars)
                                 (UNAUDITED)


                                                                       Three months ended
                                                                  ----------------------------
                                                                  March 31,          March 31,
                                                                    1996                1997
                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $   176            $  (332)

Adjustments to reconcile to cash flows from operations:
   Amortization of intangible assets                                   21                 26
   Depreciation expense                                                30                 39

Changes in operating assets and liabilities:
   Trade accounts receivable                                          835               (679)
   Due from affiliated companies and other
       related parties                                                356                288
   Inventory                                                       (1,519)               339
   Other receivables and prepaid expenses                            (648)                62
   Trade accounts payable                                             299                256
   Due to affiliated companies, controlling
       interests and other related parties                             --                (69)
   Taxes payable and other accrued expenses                            51               (449)
                                                                  -------            -------

Net cash used in operating activities                                (399)              (519)
                                                                  -------            -------




          See accompanying Notes to Consolidated Financial Statements.

                         EUROMED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                  (UNAUDITED)


                                                                   Three months ended
                                                              -----------------------------
                                                              March 31,           March 31,
                                                                 1996                1997
                                                              ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of intangible assets                            $    (6)           $    --
   Borrowings by and repayments
       from a customer                                              19                 --
   Purchase of vehicles, furniture
       and equipment, at cost                                      (42)                (9)
                                                               -------            -------

       Net cash used in investing activities                       (29)                (9)
                                                               -------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Common stock issued                                              12                 --
   Borrowing under bank overdraft facility                         879                105
   Add paid in capital                                           5,932                 --
   Long-term debt borrowings                                        (4)               (20)
                                                               -------            -------

       Net cash provided by financing activities                 6,819                 85
                                                               -------            -------

Effect of currency translation adjustment on cash                   (3)                60
                                                               -------            -------

Net increase (decrease) in cash and cash equivalents             6,388               (383)

Cash and cash equivalents
   at the beginning of the quarter                                  64                411
                                                               -------            -------

Cash and cash equivalents
   at the end of the quarter                                   $ 6,452            $    28
                                                               =======            =======

Cash paid during the quarter:
   Interest                                                    $    30            $    74
   Income taxes                                                     --                 --



          See accompanying Notes to Consolidated Financial Statements.

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


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

b.     Description of business

EuroMed's operating companies, Galenica B.V. and Confedera B.V. (the "Companies"), both based in Oosterhout, The Netherlands, have a primary business of the wholesale distribution of medicines. The Companies' customers are primarily located in The Netherlands. The Companies' products are readily available and the Companies are not dependent on a single supplier or a few suppliers.

c.     Earnings Per Share

Earnings per share are computed on the weighted average number of shares of common stock outstanding during the three-month period ended March 31, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   EuroMed, Inc. ("EuroMed" or the "Company") is a United States holding company which, through the Companies, is involved in the import and wholesale distribution of branded and generic medicines within The Netherlands, and in the export of generic medicines throughout the world. EuroMed's business is influenced in general by various economic, market and political trends in The Netherlands and Europe.

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

   Generics are therapeutically equivalent ethical pharmaceuticals manufactured after the expiration of any patents, and marketed as more competitively priced substitutes for branded ethical pharmaceuticals. Parallel imports are EuroSpecialties purchased with Europe's supranational free market, the fifteen member European Union ("EU"), imported into The Netherlands, often repackaged in the Dutch language, and resold wholesale to pharmacies and other wholesalers at an arbitrage profit. Arbitrage is primarily the result of pricing practices of multinational pharmaceutical companies, differing national health and social policies among EU member states, and currency fluctuations within the EU. The price differences for identical EuroSpecialties in different EU member states make parallel trade, or the trade of registered pharmaceuticals from a low-price market into a high-price market, particularly attractive.

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

   On June 1, 1996, the government of The Netherlands implemented legislation that reduced the prices of pharmaceuticals to approximately the average prices for equivalent items in Belgium, France, Germany and Great Britain (the "Maximum Price Law"). The Maximum Price Law establishes a prohibition on the sale of pharmaceuticals to retail pharmacies at a higher price than the maximum price decree. This has effectively reduced the prices paid for pharmaceuticals in The Netherlands an average of 17.5%.

   On March 25, 1997, the Board of Directors approved a five-point restructuring plan. First, the Company has entered into an agreement to sell its Pluripharm subsidiary, which it acquired in July 1996, to a pharmacy wholesale management group located in The Netherlands. This transaction is subject to certain conditions precedent, including receipt of a fairness opinion. This transaction will result in the Company receiving approximately 5,600,000 Dutch Guilders (approximately $2,800,000). In connection therewith, the Company recognized a loss of approximately $3,200,000 in the year ended December 31, 1996. EuroMed is scheduled to close this agreement in the second quarter of 1997. Second, the Company has entered into a Settlement Agreement with the two former owners of Pluripharm, A. Doets and N.T.P. Roozekrans, whereby, among other things, the Company and Messrs. Doets and Roozekrans have agreed to mutual releases and the Company has agreed to indemnify Messrs. Doets and Roozekrans from certain third parties claims. In consideration for such releases, Messrs. Doets and Roozekrans have delivered to the Company the 850,000 shares of Common Stock which they received in the Pluripharm acquisition. This transaction was closed in April 1997. Third, the Company and Mr. Francois Hinnen, the Chairman of the Board of the Company, have agreed that, at the closing of the sale of its Pluripharm division, Mr. Hinnen shall return to the Company 850,000 shares of Common Stock owned by B.V. Wisteria, a company owned by Mr. Hinnen. Fourth, the Board of Directors has authorized a share buy-back program whereby the Company may attempt to repurchase up to 300,000 shares of Common Stock from time to time. The shares of Common Stock being repurchased and returned to the Company as described above will reduce the outstanding Common Stock from 4,000,000 shares to approximately 2,000,000 shares.

   Finally, the Company announced that it will undertake a strategy of acquiring healthcare related companies or assets outside of The Netherlands, including possible purchases of health care companies or assets in the United States.

   The above transactions are being undertaken by the Company primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. Management believes that the cash to be received in the Pluripharm transaction will allow the Company fund its continuing operations and to pursue its new acquisition strategy, with the intention of bringing greater value to the stockholders of the Company.

RESULTS OF OPERATIONS

First Quarter ended March 31, 1997 Compared to First Quarter ended March 31,
1996

   Sales. Sales of pharmaceuticals decreased 23.9% to $7,132,000 in the first quarter of 1997 compared with $9,368,000 in the first quarter of 1996. The decrease in sales of pharmaceuticals was primarily a result of the implementation of the Maximum Price Law in June 1996, which had the effect of lowering the consumption of pharmaceutical products from wholesalers. Further, the reduction in EuroMed sales can be attributed to the the weakness of the Dutch gilder as compared to the U.S. dollar during the first quarter of 1997 and a more competitive product discount program being offered by the Company's competitors.

   Cost of Goods Sold. Cost of pharmaceuticals sold decreased 19.7% to $6,863,000 (96.2% of sales) in the first quarter of 1997 compared with $8,549,000 (91.3% of sales) in the first quarter of 1996. The decrease in the cost of pharmaceuticals sold was primarily a result of a decrease in sales, while the increase as a percent of sales was primarily a result of a more diversified product inventory. Further, EuroMed's cost of goods sold percent was increased by the selling of inventory purchased at static rates and sold for the maximum price allowed by the Maximum Price Law.

   Gross Profit. Gross profit decreased 67.2% to $269,000 (3.8% of sales) in the first quarter of 1997 compared with $819,000 (8.7% of sales) in the first quarter of 1996. The decrease in gross profit was primarily a result of a decrease in sales, while the decrease in gross profit as a percent of sales was primarily a result of client pharmacies acquiring products at the rates dictated by the Maximum Price Law.

   Selling and General and Administrative Expenses. Selling, general and administrative expenses increased 36.7% to $671,000 (9.4% of sales) in the first quarter of 1997 compared with $491,000 (5.24% of sales) in the first quarter of 1996. The increase in selling, general and administrative expenses was primarily a result of a decrease in sales and an increase in the number of employees from 22 to 25, while the increase as a percent of sales was primarily a result of decreased operating efficiencies. Further, the Company has experienced an increase in professional fees related to the Company's divestiture of the Pluripharm Division, continuing legal fees related to ongoing litigation, and ongoing financial auditing costs.

   Net Income. Results of operations decreased 288% to a loss of $332,000 (4.7% of sales) in the first quarter of 1997 compared with $176,000 net income (1.9% of sales) in the first quarter of 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the Maximum Price Law upon the margins of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   Cash (used in) operations was ($519,000) in the first quarter of 1997 compared with $(399,000) in the first quarter of 1996. This increase is a result of the Company's customers increasing their payment time for billed products they have received.

   EuroMed has experienced an increase in its accounts receivable from $1,155,000 in 1996 to $1,834,000 in 1997. The increase in accounts receivable is a result of an increase in payment time for billed product from the Company's customers.

   Net cash provided by financing activities was $85,000 in the first quarter of 1997 compared with $6,819,000 in the first quarter of 1996. The initial public offering of shares of common stock of the Company on March 19, 1996 was the significant source of cash for the first quarter of 1996.

   Cash and cash equivalents at the end of the first quarter 1997 was $28,000 compared with $6,452,000 at the end of the first quarter of 1996.

   Management is of the opinion that the proceeds from the Pluripharm divestiture, together with existing borrowing capacity, should be sufficient to finance and sustain operations at the present level.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits


                       Number and Description of Exhibit

Number       Exhibit Description

2.1 Settlement Agreement, dated as of April 3, 1997, by and among Pantapharma B.V., B.V. Wisteria, EuroMed, EuroMed Europe B.V., Mutarestes B.V., Galenica B.V., Confedera B.V., Mr. Hinnen, NTP Advies B.V., Usus Notus B.V., N.T.P. Roozekrans and
             A. Doets(3)
2.2 Share Purchase Agreement, dated as of April 3, 1997, by and among EuroMed, EuroMed Europe B.V., Mutarestes B.V. and Houdstermaatschappij Singultus B.V. i.o.(3)
2.3 Compensation Agreement, dated as of April 3, 1997, by and between B.V. Wisteria and Houdstermaatschappij Singultus B.V. i.o.(3)
3.1          Restated Articles of Incorporation of the Registrant.(1)
3.2          Bylaws of the Registrant.(1)
4.1          Specimen Common Stock Certificate.(1)
10.1 Summary of Management Contract dated February 15, 1997, by and between EuroMed, Inc. and the Anderson Group.(2)
10.2 Summary of Management Contract dated January 1, 1997, by and between EuroMed, Inc. and Beheer-en Beleggingsmaatschappij File B.V.(2)
27.1         Financial Data Schedule.*

-------------

*            Filed Herein

(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated November 19, 1996 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Report on Form 10-K/A dated April 15, 1997 and incorporated herein by reference.

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

EuroMed, Inc.

Dated:  May 15, 1997


       Signature                                           Title
       ---------                                           -----

/s/ ROBERT W. L. VELDMAN                            President and
------------------------                            Chief Executive Officer
Robert W. L. Veldman



/s/ DAVID ANDERSON                                  Chief Financial Officer
------------------------
David Anderson

                                 Exhibit Index


Exhibit No.                     Description
-----------                     -----------
27.1                            Financial Data Schedule.*

----------------
*                               Filed herewith