Form 10-Q
period 1997-06-30
EUROMED INC
filed 1997-08-15
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                   ----------
                                    FORM 10-Q


                                   ----------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ____________________


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

                 Yes        [  X   ]              No

     As of August 14, 1997, there were 2,277,000 shares outstanding of the registrant's common stock, $0.01 par value.
--------------------------------------------------------------------------------

                                        INDEX

                           PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):

          Condensed Consolidated Balance Sheets -
               December 31, 1996 and June 30, 1997                             3

          Condensed Consolidated Statements of Operations -
               Three months and six months ended June 30, 1996 and 1997        5

          Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1996 and 1997                         6

          Notes to Condensed Consolidated Financial Statements                 8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                             9


                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    13

                           EUROMED, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                            (in thousands of US dollars)

                                                      December 31,    June 30,
                                                          1996          1997
                                                      ------------  -----------
                                                                    (Unaudited)

ASSETS

Current Assets
  Cash and cash equivalents                              $    411      $    275
  Trade accounts receivable                                 1,155         1,564
  Loan receivable                                             548           283
  Due from affiliated companies and
     other related parties                                    695           520
  Inventory                                                 4,526         3,609
  Other receivables and prepaid expenses                      349           110
  Net assets of discontinued operations                     2,802         3,104
                                                         --------      --------
     TOTAL CURRENT ASSETS                                  10,486         9,465
                                                         --------      --------
Vehicles, Furniture and Equipment, at cost                    815           910
  Less:  Accumulated depreciation and
  amortization                                               (406)         (478)
                                                         --------      --------
     NET VEHICLES, FURNITURE AND
     EQUIPMENT                                                409           432
                                                         --------      --------
Other Assets
  Intangible assets less accumulated
     amortization of $256,000 and $307,000
     in 1996 and 1997, respectively                           607           586
  Other                                                       172            51
                                                         --------      --------
     TOTAL OTHER ASSETS                                       779           637
                                                         --------      --------
     TOTAL ASSETS                                        $ 11,674      $ 10,534
                                                         ========      ========









            See accompanying notes to consolidated financial statements.

                           EUROMED, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                            (in thousands of US dollars)

                                                      December 31,     June 30,
                                                         1996            1997
                                                      -----------    ----------
                                                                     (Unaudited)
LIABILITIES

Current liabilities
  Loan payable                                            $    311     $    356
  Bank overdraft                                             3,540        3,632
  Trade accounts payable                                     3,076        2,436
  Due to affiliated companies, controlling
     interests and other related parties                        69         --
  Taxes payable and other accrued expenses                   1,061        1,464
                                                          --------     --------
     TOTAL CURRENT LIABILITIES                               8,057        7,888

Long-term debts
  Unsecured loan from B.V. Wisteria                           --           --
  Unsecured loan from Hybrida B.V                             --           --
  Unsecured loan from Pantapharma B.V                           90         --
  Other long-term debt                                        --           --
                                                         ---------     --------
     TOTAL LIABILITIES                                       8,147        7,888
                                                         ---------     --------
Stockholders' Equity
  Preferred Stock, par value $.01 per share;
     5,000,000 shares authorized; no shares
     issued and outstanding                                   --           --
  Common Stock, par value $.01 per share;
     20,000,000 shares authorized; 4,000,000 and
     2,300,000 shares issued and outstanding,
     respectively                                               40           23
  Additional paid-in capital                                 6,276        6,293
  Retained earnings (deficit)                               (2,624)      (3,510)
  Cumulative currency translation adjustment                   (33)         (28)
                                                         ---------     --------
                                                             3,659        2,778

     Less:  23,000 Treasury Shares, at cost                   (132)        (132)
                                                         ---------     --------
     TOTAL STOCKHOLDERS' EQUITY                              3,527        2,646
                                                         ---------     --------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                              $  11,674     $ 10,534
                                                         =========     ========


            See accompanying notes to consolidated financial statements.
                                          4

                           EUROMED, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands of US dollars, except per share data)
                                     (UNAUDITED)


                                      Three months ended       Six months ended
                                   ---------------------     -------------------
                                     June 30,    June 30,    June 30,   June 30,
                                       1996        1997        1996       1997
                                   ---------   ---------     -------  ----------
Sales                              $   8,508   $   7,012     $17,876  $   14,144
Cost of goods sold                     7,636       6,404      16,185      13,267
                                   ---------   ---------     -------  ----------
  Gross profit                           872         608       1,691         877

Selling, general and
  administrative expenses                600       1,016       1,091       1,687
                                   ---------   ---------     -------  ----------
Operating Profit (Loss)                  272        (408)        600        (810)

Interest income                           78           -         103          29
Interest (expense)                       (80)       (135)       (151)       (209)
                                   ---------   ---------     -------  ----------
Income (loss) before income
  taxes                                  270        (543)        552        (990)

Income tax (expense) benefit             (83)        (11)       (189)        104
                                   ---------   ---------     -------  ----------
Net income (loss)                  $     187   $    (554)    $   363  $     (886)
                                   =========   =========     =======  ==========
Earnings (loss) per share          $     .06   $    (.24)    $   .14  $     (.39)
                                   =========   =========     =======  ==========
Weighted Average Number of
  Common Shares Outstanding        3,150,000   2,300,000   2,650,824   2,300,000
                                   =========   =========   =========   =========
















            See accompanying notes to consolidated financial statements.

                           EUROMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of US dollars)
                                     (UNAUDITED)


                                                              Six months ended
                                                            --------------------
                                                            June 30,    June 30,
                                                             1996         1997
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                           $   363     $  (886)

Adjustments to reconcile
  cash flows from operations:
     Amortization of intangible assets                           43          51
     Depreciation expense                                        65          72

Changes in operating assets and liabilities:
  Trade accounts receivable                                     530        (409)
  Due from affiliated companies and other
     related parties                                            126         175
  Inventory                                                    (747)        917
  Other receivables and prepaid expenses                       (164)        360
  Trade accounts payable                                      1,168        (640)
  Due to affiliated companies, controlling
     interests and other related parties                         (1)        (69)
  Taxes payable and other accrued expenses                      137         403
                                                            -------     -------
Net cash provided by (used in) operating activities           1,520         (26)
                                                            -------     -------














            See accompanying notes to consolidated financial statements.
                                     (Continued)

\                                         6

                           EUROMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of US dollars)
                                     (UNAUDITED)
                                      Continued


                                                             Six months ended
                                                            --------------------
                                                            June 30,    June 30,
                                                              1996        1997
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of intangible assets                          $  (108)    $   (30)
  Borrowings by and repayments
     from customers                                            (433)        265
  Purchase of vehicles, furniture
     and equipment, at cost                                    (142)        (95)
  Net assets of discontinued operations                        --          (302)
                                                            -------     -------
     Net cash used in investing activities                     (683)       (162)
                                                            -------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Common stock issued                                            12        --
  Borrowing under bank overdraft facility                    (2,483)        137
  Add paid in capital                                         5,862        --
  Change in long-term debt                                     (879)        (90)
                                                            -------     -------
     Net cash provided by financing activities                2,512          47
                                                            -------     -------
Effect of currency translation adjustment on cash                13           5
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents          3,362        (136)

Cash and cash equivalents
  at the beginning of the six month period                       64         411
                                                            -------     -------
Cash and cash equivalents
  at the end of the six month period                        $ 3,426     $   275
                                                            =======     =======
Cash paid during the six month period:
  Interest                                                  $    91     $  --
  Income taxes                                              $  --       $  --





            See accompanying notes to consolidated financial statements.

                           EUROMED, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1997


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

b.   Description of business

     EuroMed's operating companies, Galenica, B.V. ("Galenica") and Confedera, B.V. ("Confedera") (the "Companies"), both based in Oosterhout, The Netherlands, have a primary business of the wholesale distribution of medicines. The Companies' customers are primarily located in The Netherlands. The Companies' products are readily available and the Companies are not dependent on a single supplier or a few suppliers.

c.   Earnings Per Share

     Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the three-month and six month periods ended June 30, 1997, using the treasury stock method.

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

     EuroMed operates through its wholly-owned Netherlands subsidiaries, Galenica, B.V. ("Galenica") and Confedera, B.V. ("Confedera") in: (i) the parallel import of EuroSpecialties, which are prescription ("ethical") branded pharmaceuticals registered and marketed throughout Europe under international patent and a European brand; (ii) the wholesale distribution of EuroSpecialties and generic pharmaceuticals to pharmacies and other wholesalers in The Netherlands; (iii) the wholesale distribution of DutchSpecialties, which are ethical branded pharmaceuticals under international patent, registered and marketed as a brand specifically within The Netherlands; (iv) the wholesale distribution of over-the-counter ("non-ethical") pharmaceuticals to pharmacies and other wholesalers in The Netherlands; and (v) the export of generic pharmaceuticals to developing nations of the world.

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

     On June 1, 1996, the government of The Netherlands implemented legislation that reduced the prices of pharmaceuticals to approximately the average prices for equivalent items in Belgium, France, Germany and Great Britain. The law establishes a prohibition on the sale of pharmaceuticals to retail pharmacies at a higher price than the maximum price decree. This has effectively reduced the prices paid for pharmaceuticals in The Netherlands an average of 17.5%.

     On  March  25,  1997,   the  Board  of  Directors   approved  a  five-point
restructuring plan, which has since been implemented. The five-point restructuring plan consists of: (i) a settlement of all claims between the Company and Messrs. Doets and Roozekrans, whereby they returned 850,000 shares of Common Stock to the Company (on April 18, 1997 these shares were returned to the Company and cancelled); (ii) the sale of Pluripharm International B.V. ("Pluripharm") which took place on July 4, 1997; (iii) the return of 850,000 shares of Common stock by B.V. Wisteria and its affiliates (which took place on July 4, 1997) (iv) a plan to repurchase in the open-market 300,000 shares of Common Stock; and (v) the undertaking of a new strategy of acquiring healthcare related companies or assets outside of The Netherlands, including possible purchases of health care companies or assets in the United States. 9

RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Sales. Sales of pharmaceuticals decreased 17.6% to $7,012,000 for the three months ended June 30, 1997 compared with $8,508,000 for the three months ended June 30, 1996. The decrease in sales of pharmaceuticals was primarily a result of the government implementing the maximum price law in June of 1996 which had the effect of lowering the consumption of pharmaceutical products from wholesalers.

     Cost of Goods Sold. Cost of pharmaceuticals sold decreased 16.1% to $6,404,000 (91.3% of sales) for the three months ended June 30, 1997 compared with $7,636,000 (89.8% of sales) for the three months ended June 30, 1996. The decrease in the cost of pharmaceuticals sold was primarily a result of a decrease in sales. EuroMed's cost of goods sold percent was increased by the selling of inventory purchased at static rates and sold for the maximum price allowed by The Netherlands maximum price law.

     Gross Profit. Gross profit decreased 30.3% to $608,000 (8.7% of sales) for the three months ended June 30, 1997 compared with $872,000 (10.2% of sales) for the three months ended June 30, 1996. The decrease in gross profit was primarily a result of a decrease in sales, while the decrease in gross profit as a percent of sales was primarily a result of client pharmacies acquiring products at the rates dictated by the government imposed maximum price law.

     Selling and General and Administrative Expenses. Selling, general and administrative expenses increased 69.3% to $1,016,000 (14.5% of sales) for the three months ended June 30, 1997 compared with $600,000 (7.1% of sales) for the three months ended June 30, 1996. The increase in selling, general and administrative expenses was primarily a result of a decrease in sales and an increase in the number of employees, while the increase as a percent of sales was primarily a result of decreased operating efficiencies. Further, the Company has experienced an increase in professional fees related to the Company's divestiture of Pluripharm, continuing legal fees related to ongoing litigation, and ongoing financial auditing costs.

     Net Income. Results of operations decreased 396% to a loss of $554,000 (7.9% of sales) for the three months ended June 30, 1997, compared with $187,000 net income (2.2% of sales) for the three months ended June 30, 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the maximum price law upon the margins of the Company.

RESULTS OF OPERATIONS
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Sales. Sales of pharmaceuticals decreased 20.9% to $14,144,000 for the six months ended June 30, 1997, compared with $17,876,000 for the six months ended June 30, 1996. The decrease in sales of pharmaceuticals was primarily a result of the government implementing the maximum price law in June 1996, which had the effect of lowering the consumption of pharmaceutical products from wholesalers. Further, the reduction in EuroMed sales can be attributed to the loss of retail clients purchasing products related to retail outlet acquisitions and a more competitive product discount program being offered by the Company's competitors.

     Cost of Goods Sold. Cost of pharmaceuticals sold decreased 18.0% to $13,267,000 (93.8% of sales) for the six months ended June 30, 1997 compared with $16,185,000 (90.5% of sales) for the six months ended June 30, 1996. The decrease in the cost of pharmaceuticals sold was primarily a result of a decrease in sales, while the increase as a percent of sales was primarily a result of a more diversified product inventory. Further, EuroMed's cost of goods sold percent was increased by the selling of inventory purchased at static rates and sold for the maximum price allowed by The Netherlands maximum price law.

     Gross Profit. Gross profit decreased 48.1% to $877,000 (6.2% of sales) for the six months ended June 30, 1997 compared with $1,691,000 (9.4% of sales) for the six months ended June 30, 1996. The decrease in gross profits was primarily a result of a decrease in sales, while the decrease in gross profit as a percent of sales was primarily a result of client pharmacies acquiring products at the rates dictated by the government imposed maximum price law.

     Selling and General and Administrative Expenses. Selling, general and administrative expenses increased 54.6% to $1,687,000 (11.9% of sales) for the six months ended June 30, 1997 compared with $1,091,000 (6.1% of sales) for the six months ended June 30, 1996. The increase in selling, general and administrative expenses was primarily a result of a decrease in sales and an increase in the number of employees while the increase as a percent of sales was primarily a result of decreased operating efficiencies. Further, the Company has experienced an increase in professional fees related to the Company's divestiture of Pluripharm, continuing legal fees related to ongoing litigation, and ongoing financial auditing costs.

     Net Income. Results of operations decreased 344% to a loss of $886,000 (6.3% of sales) for the six months ended June 30, 1997 compared with $363,000 net income (2.0% of sales) for the six months ended June 30, 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the maximum price law upon the margins of the Company.


LIQUIDITY AND CAPITAL RESOURCES

     Cash (used in) operations was ($26,000) for the six months ended June 30, 1997 compared with $1,520,000 provided by operations for the six months ended June 30, 1996. This decrease is a result of the Company's operating loss for the six months ended June 30, 1997, and customers increasing their payment time for billed products they have received.

     EuroMed has experienced an increase in the accounts receivable from $1,155,000 in 1996 to $1,564,000 in 1997. The increase in accounts receivable is a result of an increase in payment time for billed products from the Company's customers.

     Net cash provided by financing activities was $47,000 for the six months ended June 30, 1997 compared with $2,512,000 for the six months ended June 30, 1996. The Company's initial public offering of shares on March 19, 1996, was the significant source of cash for the six months ended June 30, 1996.

     Cash and cash equivalents at the end of the six months ended June 30, 1997 was $275,000 compared with $3,426,000 at the end of six months ended June 30, 1996.

     Management is of the opinion that the proceeds from the Pluripharm divestiture, together with existing borrowing capacity, should be sufficient to finance and sustain operations at the present level for at least six months.

                                       PART II

                             ITEM 1.   LEGAL PROCEEDINGS

     The Company is currently involved in three legal proceedings, two of which were initiated by the Company against one of its former directors, Gregory Alan Gaylor, and the others of which Mr. Gaylor filed against the Company and other parties. The first of those lawsuits is pending against Mr. Gaylor and Robert Jansonius, another former Company director, in Nevada State Court. There has been no substantive activity in this lawsuit in the past three months. The second lawsuit was filed by the Company against Gaylor in the United States District Court for the Northern District of Texas. Mr. Gaylor failed to enter an appearance in this lawsuit, and a Final Judgment was entered against Mr. Gaylor on July 30, 1997. The Final Judgment awarded the Company actual damages against Mr. Gaylor in the amount of $5,350,000, and punitive damages in the amount of $10,700,000 for Mr. Gaylor's malicious and intentional interference and disparagement of the Company's management.

     The third lawsuit was filed by Mr. Gaylor and Jan Bouwman (another former Company director) against the Company and others on May 23, 1997, in the State District Court of Clark County, Nevada. The allegations in this third lawsuit include claims for corporate misgovernance, breach of fiduciary duty, negligence, breach of contract, and defamation. Mr. Gaylor and Mr. Bowman initially obtained an ex parte temporary restraining order prohibiting the Company's divestiture of Pluripharm International, B.V. ("Pluripharm"), was dissolved on May 30, 1997. Thereafter, Mr. Gaylor and Mr. Bouwman amended their lawsuit to assert claims against the Company derivatively on behalf of all of the Company's minority shareholders. Mr. Gaylor and Mr. Bouwman also requested relief in the form of a receivership and an injunction. On July 3, 1997, the Court denied the requested relief but, with the agreement of the Company, appointed a master to conduct an investigation of specific transactions. The master's report has not been received and discovery in the case has not been completed. The Company denies the allegations in the suit and intends to vigorously defend the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 26,  1997,  EuroMed  held its annual  meeting of  stockholders  (the
"Meeting"). At the meeting, the stockholders considered and voted upon the following matters with the results indicated:

     (1) The following directors, constituting all of the directors of the Company, were elected to serve as directors for the ensuing year:

                                                   Votes For     Votes Against

                  A. Francois Hinnen               2,119,700             4,000
                  Robert W. C. Veldman             2,119,700             4,000
                  David Anderson                   2,119,700             4,000
                  Jesse Shelmire IV                2,119,700             4,000
                  Robert Shuey III                 2,119,700             4,000

     (2) The stockholders of the Company ratified the selection of Killman, Murrell & Company, P.C. as independent public accountants for the Company for the fiscal year ending December 31, 1997, by the following vote: 2,119,700 votes for, 4,000 votes against.

     Subsequent to the meeting, Mssrs. Veldman and Anderson have resigned as directors of EuroMed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


                          Number and Description of Exhibit

Number   Exhibit Description

2.1 Assets and Liabilities Transfer Agreement by and between Pluripharm International B.V. and Houdstermaatscheppy B.V. dated July 4, 1997.(2)

3.1      Restated Articles of Incorporation of the Registrant.(1)

3.2      Bylaws of the Registrant.(1)

4.1      Specimen Common Stock Certificate.(1)

10.1 Summary of Management Contract dated February 15, 1997, by and between EuroMed, Inc. and the Anderson Group.(2)

27.1     Financial Data Schedule.(*)

         *     Filed herewith.

         (1) Previously filed as an Exhibit to the company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.

         (2) Previouly filed as an Exhibit to Report in Form 8-K dated July 4, 1997, and incorporated herein by reference

(b)      Reports of Form 8-K


         None

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EuroMed, Inc.

Dated:  August 14, 1997


     Signature                                                Title




/s/ A. Francois Hinnen                             President and
------------------------
A. Francois Hinnen                                 Chief Executive Officer




/s/ David Anderson                                 Chief Financial Officer
------------------------
David Anderson

                                    Exhibit Index



Exhibit No.           Description

27.1                  Financial Data Schedule.(*)


(*)                   Filed herewith