Form 10-K/A
period 1996-12-31
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

         On behalf of EuroMed, Inc. (the "Company"), this letter responds to your comment letter dated October 10, 1997. The responses set forth below are numbered to correspond to the numbered comments in your letter.


         General

1. Current Managment is not aware of any inquiry being made by the Division of Enforcement.

                                 Proxy Statement

         The Preliminary Proxy Statement on Schedule 14A filed with the Commission originally filed on July 1997, which is the subject of your August 20, 1997 and October 10, 1997 comment letters, has been abandoned by the Company. At the time it was filed the Proxy Statement sought stockholder approval for a transaction, not because stockholder approval was required under Nevada law, but because the purchaser in the transaction required it in order to release certain funds to the Company from escrow. The escrowed funds were subject to reduction at certain periods if stockholder approval had not been obtained. Management of the Company made the decision to abandon the solicitation of proxies in light of the time and expense necessary to complete the process.
         This response letter, therefore, does not respond to the comments that relate solely to the Proxy Statement.

                 Amendment No. 4 to Form 10-K for the Year Ended
                                December 31, 1996


Management's Discussion and Analysis

         Results of Operations

10.      The changes have been made as requested.

11. The changes have been made as requested.


         Liquidity

12. The changes have been made as requested.


         Nasdaq Delisting

13. There is no way to know what effect the delisting had on the value or marketability of the Company's stock. Prior to the delisting the price of the Common Stock had been declining.


Change in Registrant's Certifying Accountant

14. On November 19, 1996, KPMG Accountants N.V. ("KPMG") resigned as the Company's auditors. As a result of this resignation, Killman, Murrell & Company, P.C. was asked to provide audit services for the Company in February 1997. Michael Killman, managing shareholder, traveled to Amsterdam in mid-February 1997 to discuss the proposed audit with the Company's management and with KPMG. KPMG was contacted by Mr. Killman and the resignation was discussed in detail. The explanation as outlined by KPMG is as follows:

         !        KPMG had audited the combined company since 1993.

         !        KPMG has issued an audit proposal and engagement letter for the 1996 year end.

         !        Deloitte & Touche ("Deloitte") were the auditors for
Mutarestes B.V. which was acquired by the
                  Company in July, 1996.

         !        Deloitte requested an opportunity to propose on the 1996
consolidated audit and Mr. Francois Hinnen (CEO of the Company) allowed Deloitte to propose without telling KPMG.

     ! KPMG found out about the competing proposal. As a result, KPMG sent written notice to the Company that their proposal had to be accepted by a certain date.

     ! Mr. Hinnen did not respond to the notice given by KPMG on a timely basis because he was waiting on a dollar estimate of fees by Deloitte. KPMG terminated their proposal and resigned as the Company's auditors.

KPMG did not respond to the Company's request for information since Mr. Hinnen was fully aware of the cause of their resignation.


Financial Statements

15. - 23. Comments 15 through 43 are being addressed in a separate letter enclosed herewith by the Company's independent auditors, Killman, Murrell and Company.

24.      See the responses to the Comments above.

Part I
Tuesday
Item 1 Business


Wholesale Pharmaceutical Market and Competition in the European Union

25. In refrence to the Company's estimates of the European pharmaceutical market data, please refer to the 424(b) filed on March 19, 1996.

Item 3. Legal Proceedings

26. Mr. Jansonius did not communicate his reasons for resigning his position as a member of the Board of Directors of the Company to the current officers and directors of the Company.

Part III

Item 10. Directors and Executive Officers of EuroMed, Inc.

27. Mr. Shelmire served as Director of Corporate Finance at LaJolla Securities Corporation from January 1994 to March of 1995. Mr. Shuey served as Director of Corporate Finance at LaJolla Securities Corporation from March of 1995 to October of 1996. Prior to that Mr. Shuey served as Director of Corporate Finance with Dillon-Gage Securities Corporation from January 1994 to March of 1995.


Part IV

Signatures

The Form 10-K/A No. 4 has been signed by the Company's principal accounting officer and principal financial officer.





        Forms 10-Q for the Periods Ended March 31, 1997 and June 30, 1997



29.      The changes have been made as requested.

30. Comment 30 is being addressed in a separate letter enclosed herewith by the Company's independent auditors, Killman, Murrell and Company.




                          Form 8-K/A Filed July 5, 1996




31. The changes have been made as requested.

32. Comment 30 is being addressed in a separate letter enclosed herewith by the Company's independent auditors, Killman, Murrell and Company.

         If I can be of assistance, please call me at 214.692.3544

                                                              Sincerely,
                                                            Elbert G. Tindell
                                                          Chairman of the Board

cc:RES~1.Robert A. Shuey, III
         Jesse Shelmire, IV
         Mike Killman
         Richard F. Dahlson

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   Form 10-K/A

                                (Amendment No. 4)

(Mark One)
[X]
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1996

                                       OR

[ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                                 ---------------

                           Commission File No. 0-27720

                                 ---------------

                                  EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                         Nevada                           88-031770
                   (State or other               (IRS Employer  Identification
                  jurisdiction                       No.)
              of incorporation or organization)

                       Wilhelminakanaal Noord 6, NL 4902VR
                           Oosterhout, The Netherlands
                    (Address of principal executive offices)

                               011-31-16-242-4424
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act

          Title of each class Name of each exchange on which registered
                                                          None
                                   None

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


     The number shares outstanding of the registrant's common stock as of December 01, 1998 was: 1,407,000 shares of common stock, par value $.01 per share.

================================================================================

                                  EUROMED, INC.

                      For the Year Ended December 31, 1996

                                Table of Contents

                                                                                                         Page
                                  Part I

                        Item      Business

                        :1                                                                                 3
                        Item 2:   Properties                                                              12
                        Item 3:   Legal Proceedings                                                       12
                        Item 4:   Submission of Matters to a Vote of Security Holders                     13


                                  Part II

                        Item 5:   Market for the  Registrant's  Common Equity and Related  Stockholder    13
                                  Matters
                        Item 6:   Selected Financial Data                                                 14
                        Item 7:   Management's  Discussion  and  Analysis of Financial  Condition  and
                                  Results
                                  of Operations                                                           14
                        Item 8:   Financial Statements and Supplementary Data                             18
                        Item 9:   Changes in and Disagreements with Accountants on Accounting and

                                  Financial Disclosure                                                    36


                                  Part III


                        Item 10:  Directors and Executive Officers of EuroMed, Inc                        36
                        Item 11:  Executive Compensation                                                  38
                        Item 12:  Security Ownership of Certain Beneficial Owners and Management          40
                        Item 13:  Certain Relationships and Related Transactions                          40


                                  Part IV


                        Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K        42


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


    EuroSpecialties, DutchSpecialties and generics are registered with The Netherlands government in The Hague through the Medicines Evaluation Board ("MEB"), a Dutch governmental institution comparable to the U.S. Food and Drug Administration which authority controls the registration of ethical pharmaceuticals in The Netherlands. Registering pharmaceuticals with the MEB affords the Company the right to sell pharmaceuticals. Generics are therapeutically equivalent ethical pharmaceuticals manufactured after the expiration of any patents, and marketed as more competitively priced substitutes for branded ethical pharmaceuticals. Parallel imports are EuroSpecialties purchased within Europe's supranational free market, the fifteen member European Union ("EU"), imported into The Netherlands, often repackaged in the Dutch language, and resold wholesale to pharmacies and other wholesalers at an arbitrage profit. Arbitrage is primarily the result of pricing practices of multinational pharmaceutical companies, differing national health and social policies among EU member states, and currency fluctuations within the EU. In summary, the price differences for identical EuroSpecialties in different EU member states make parallel trade, or the trade of registered pharmaceuticals from a low-price market into a high-price market, particularly attractive. The fifteen member states of the EU are Austria, Belgium, Denmark, Finland, France, Germany, Greece, Great Britain, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain and Sweden. The Company currently purchases EuroSpecialties in Belgium, France, Germany, Great Britain, Greece, Italy and Spain.


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


    Greater specialization on the part of the pharmacist also demands specialist wholesale services. Galenica, therefore, sells nothing but pharmaceutical products registered with the MEB. Galenica's pharmaceutical inventory consists of many of the registered pharmaceuticals available in The Netherlands used in a pharmacy. No peripheral items are included in Galenica's product range, only the pharmaceuticals which form the basis of pharmaceutical practice. This orientation to the pharmacy excludes most hospital products and para-pharmaceuticals (medical consumer goods such as bandages and medical devices) with the exception of some very common products. Special attention is paid to the product mix and the possibilities for substitution of a variety of the more expensive DutchSpecialties with generic or EuroSpecialty products.

    On February 16, 1996, Galenica entered into an agreement with twelve pharmacists located in The Netherlands pursuant to which Galenica agreed to pay the settlement payments owed by such pharmacists to Pragmacare B.V. ("Pragmacare") for terminating their pharmaceutical supply agreements with Pragmacare, which payments aggregated $523,212. In return for Galenica paying these settlement payments to Pragmacare, the pharmacists agreed to purchase their pharmaceuticals from Galenica rather than Pragmacare. Thus, Galenica was able to establish a supply relationship with these pharmacists. These pharmacists have agreed to repay these settlement amounts to Galenica without interest over a 24 month period ending February 16, 1998, through foregoing pharmaceutical purchase discounts which would otherwise be paid to such pharmacists by Galenica; provided, however, if any pharmacist terminates its supply relationship with Galenica before its indebtedness to Galenica has been paid in full, it shall owe Galenica interest on the original balance of such indebtedness at the rate of 8% per annum from inception.

    In February 1997, EuroMed Europe closed the transactions contemplated by a purchase agreement with Pantapharma B.V. ("Pantapharma") whereby EuroMed Europe purchased from Pantapharma, a company owned by Mr. A. Francois Hinnen, the Chairman of the Board of the Company, all of the outstanding common stock of Galenica Belgium, S.A. ("Galenica Belgium"). Although this agreement closed in February 1997 the transfer of shares is treated as having occurred on January 1, 1996 due to the process of share transfers under Dutch law, which requires a valuation statement from a certified accountant. The purchase price was $60,000. The purchase price gave rise to the recognition of $14,790 of goodwill. This goodwill was recognized as expense in the 1996 statement of operations. Management believes that the acquisition of Galenica Belgium will allow EuroMed to expand into the Belgium wholesale pharmaceutical, OTC products and active pharmaceutical ingredients markets.


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


    Confedera entered into a cooperation agreement (the "Cooperation Agreement") on July 10, 1995 with International Procurement Agency B.V. ("IPA"), a
Netherlands based development agency procurer, for the export of pharmaceuticals. Mr. Hinnen owns 100% of the stock of Pantapharma which owns 100% of the stock of Wisteria which owns 33% of the stock of Gentrade which owns 100% of the stock of IPA. The Cooperation Agreement with IPA was the culmination of a business relationship begun in July 1994, and relates to the sale of pharmaceutical products and medical consumer goods (collectively, the "Goods") to foreign clients. Under the Cooperation Agreement, IPA is primarily responsible for the financial, administrative and logistical activities concerning the Goods, and Confedera is responsible for purchasing the Goods, quality control and the legal documentation pertaining thereto. The Cooperation Agreement further provides that (i) the parties will equally split the profits and losses of their activities, except that Confedera will receive 66.6% of the profits (and assume the same percentage of the losses) for customers located by Confedera; and (ii) as long as Confedera's prices for Goods are competitive, IPA will purchase Goods exclusively from Confedera, although Confedera shall be entitled to sell Goods to IPA on a nonexclusive basis. The Cooperation Agreement expires on July 10, 1997, subject to annual renewal by the parties; provided, however, that the Cooperation Agreement is automatically terminated if L.D. Bruinsma ceases to be a director if IPA or if Mr. Hinnen ceases to be a director of Confedera.


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


    This Maximum Price Law took effect June 1, 1996. Prior to the effective date of the Maximum Price Law, the expenditure for pharmaceuticals in the Netherlands for 1996 increased by 5.6%, compared with the same period of 1995. However, after the implementation of the Maximum Price Law, the expenditure on pharmaceuticals in The Netherlands decreased by 8.1% compared to the same period in 1995. The overall effect on EuroMed was a 15.1% decrease in its reimbursement on products sold. Further, as a result of The Maximum Price Law the Company experienced the following decreases in reimbursements: DutchSpecialties, a decrease of 13.6%; EuroSpecialties, a decrease of 17.7%; and generics, a decrease of 20.7%. Based upon the volume of pharmaceuticals dispensed by the Netherlands pharmaceutical market in the first nine months of 1996, growth is expected to be 0.1% to nil. The number of prescriptions written in The Netherlands increased in 1996 by 2.2%.


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

Insurance


    The repackaging and relabeling of pharmaceutical products may subject the Company to product liability or professional liability as a result of errors in repackaging or relabeling or failure to provide appropriate drug literature warnings or directions with its pharmaceutical products. The Company could be liable for product liability claims for defective products by its mere participation in the distribution of pharmaceuticals, even though it does not manufacture or compound such products. The Company presently maintains in effect the types of insurance customary in the pharmaceutical industry, including inventory, transportation, professional liability and product liability insurance. Galenica maintains approximately $32,500 per event in transport coverage and approximately $1,00,000 per event and twice that per year in liability coverage, while Confedera maintains approximately $150,000 per event in transport coverage and approximately $1,250,000 per event and twice that per year in liability coverage. Galenica and Confedera have joint coverage for inventory/goods in the amount of approximately $3,650,000 per year. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its insurance coverage in the future, that such insurance coverage will be available on acceptable terms, or that this insurance coverage will be adequate to cover any and all potential or professional liability claims.


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

Item 4: Submission of Matters to a Vote of Security Holders


     On November 13, 1996, by written consent, the holders of a majority in interest of the issued and outstanding Common Stock, elected C.D.J. Evers as a director of the Company, to fill a vacancy on the Board of Directors of the Company created by the resignation of Mr. Jan Bowman. 1,990,627 votes were cast for Mr. Evers. Because this vote was by written consent rather than by solicitation of proxies there were no abstentions or broker non-votes.



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

                                                        1996
                                                        ------
                                                   High      Low
                                     Quarter
                                First Quarter.   $ 7.875  $ 6.625
                                Second Quarter     7.250    5.750
                                Third Quarter.     6.875    4.500
                                Fourth Quarter     4.500    0.625


    At January 17, 1997, the Company had 517 stockholders of record of its Common Stock and 3,977,000 shares outstanding.


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



                                                                  (In Thousands of U.S. Dollars)
                                                                       Except for Per Share Data

                                                      1992        1993          1994          1995          1996
                                                  ----------- ------------  ------------  ------------  --------
                INCOME STATEMENT DATA
                  SALES.........................  $    6,780   $   12,470    $   20,271    $   32,978    $   35,471
                  GROSS PROFIT..................         659        1,362         2,027         3,356         3,045
                  OPERATING PROFIT (LOSS).......         179          590           915         1,256          (297)
                  NET INCOME (LOSS).............         118          444           637           836        (7,708)
                  EARNINGS (LOSS) PER SHARE.....          .06          .22           .34          .42   $     (2.35)
                  WEIGHTED Average Number of
                     Shares Outstanding.........   2,000,000     2,000,000      2,000,000      2,000,000     3,276,923


                                                                 1992       1993      1994       1995       1996
                                                              ---------  --------- ---------  ---------  -------
                                                                       (In Thousands of U.S. Dollars)(QC)

                BALANCE SHEET DATA AT YEAR END

                   INVENTORY................................   $   668    $ 1,460   $ 2,497    $ 4,719    $  4,526
                   TOTAL CURRENT ASSETS.....................       972      2,093     3,837      8,013      12,186
                   TOTAL ASSETS.............................     1,131      2,342     4,375      8,845      13,374
                   CURRENT LIABILITIES......................     1,182      2,149     3,433      6,653       8,057
                   LONG-TERM DEBT...........................       672        611       685      1,075          90
                   STOCKHOLDERS' EQUITY (DEFICIT)...........      (723)      (418)      257      1,117       5,227


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Year ended December 31, 1996 Compared to Year ended December 31, 1995


    Sales. Sales of pharmaceuticals by the Company increased 7.5% to $35,471,000 in 1996 (Confedera represented 23% of total sales, while Galenica represented the remaining 77%), compared with $32,978,000 in 1995. The increase in sales was primarily the result of the growth in the wholesale distribution volume of pharmaceuticals within The Netherlands, especially in parallel imported EuroSpecialties, and in DutchSpecialties and generics which was spread equally among these categories. The market as a whole only grew by 0.1% or nil. The Company anticipates that this market would not continue to grow.


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


    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 59.1% to $3,342,000 (9.4% of sales) in 1996, compared with $2,100,000 (6.4% of sales) in 1995. The increase in selling, general and administrative expense was primarily a result of the increase in sales and the increase in costs associated with the expansion of business operations. The increase in selling, general and administrative expenses as a percent of sales was primarily a result of higher cost associated with the newly created publicly traded company ($600,000 in professional fees), which are variable and subject to the Company's ongoing litigation and the increase in wages and salaries associated with employees who were initially hired in mid to late 1995 ($600,000), which are fixed expenses. Professional fees were materially higher as a result of the Company's initial public offering in March 1996 (the "IPO") and larger than anticipated professional and administrative costs of the acquisition and operation of Pluripharm.


    Interest Expense. Interest expense increased 199.1% to $359,000 in 1996, compared with $120,000 in 1995. The increase in interest expense was primarily the result of an increase in use of the Company's line of credit to finance its pharmaceutical inventory and a result of the Pluripharm acquisition (See "-- Subsidiary Divestiture and Capital Stock Restructuring").


     Loss on Investment. The Company purchased Mutarestes, B.V. in July 1996 for $5,992,000. Due to disputes with the management and prior owners of Mutarestes, B.V., the Company made the decision that its investment in Mutarestes, B.V. should be liquidated. The estimated realizable value of the investment was $4,502,000, therefore, a valuation provision of $7,227,000 was charged against operations in December 1996.

    Income (Loss) from Operations Excluding Investment Valuation Provision. Income (loss) from operations decreased 157.5% to a $481,000 loss (1.3% of sales), in 1996, compared with $836,000 income (2.5% of sales) in 1995. The decline in income for operations declined as a result of lower margin on sales, higher operating costs, higher professional fees, and an increase in interest costs.


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


    Cash provided by (used in) operations was $756,000 in 1994, ($2,343,000) in 1995, ($1,009,000) in 1996. An increase in bank financing was the significant source of cash in 1996, along with the sale of common stock.

    Working capital at December 31, 1996 was $4,129,000 compared to $1,360,000 at December 31, 1995. This increase was primarily a result of the inclusion of $4,502,000 of net assets to be realized on the divestiture of Pluripharm. (See "-- Subsidiary Divestiture and Capital Stock Restructuring"). Without this current asset, the actual working capital of the Company would have declined by $1,733,000 due to reduction in accounts receivable ($946,000) and increase in bank overdraft of ($895,000). The Company used its available working capital in 1996 to acquire $418,000 of licenses, vehicles and equipment and to repay $985,000 of long-term debt.

    At December 31, 1996, the Company's cash and cash equivalents totaled $411,000. Management is of the opinion that these resources, together with the Company's existing borrowing capacity, should be sufficient to finance and sustain operations at the present growth rate through December 31, 1997. The long-term liquidity requirements will be met from operating sources in 1998 and beyond, assuming a significant reduction in the litigation expenses currently incurred by the Company. Otherwise, the Company intends to divest itself of its European operating subsidiaries in order to meet its long-term liquidity requirements. See "Item 3 -- Legal Proceedings."


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

Subsidiary Divestiture and Capital Stock Restructuring


    On March 25, 1997, the Board of Directors approved a five-point restructuring plan. First, the Company has entered into an agreement to sell its Pluripharm subsidiary, which it acquired in July 1996, to a pharmacy wholesale management group located in The Netherlands. This transaction is subject to certain conditions precedent, including receipt of a fairness opinion. This transaction will result in the Company receiving approximately 6,100,000 Dutch Guilders (approximately $3,104,000). In connection therewith, the Company will have an estimated loss of approximately $7,227,000.


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

                         EUROMED, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENT

                           DECEMBER 31, 1996 AND 1995



                                TABLE OF CONTENTS

             Auditor's Report.............................................................                         21
             Consolidated Balance Sheets as of December 31, 1995 and 1996.................                         23
             Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and

               1996.......................................................................                         24
             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
               1995 and 1996..............................................................                         25
             Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and

               1996.......................................................................                         26
             Notes to the Consolidated Financial Statements...............................                         27

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

/s/  KPMG ACCOUNTANTS N.V.
KPMG Accountants N.V.

Amstelveen, The Netherlands
February 15, 1996.

                         EUROMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         (In Thousands of U.S. Dollars)
                           December 31, 1996 and 1995

                                     ASSETS

                                                                                                Year Ended
                                                                                               December 31,
                                                                                              1995       1996
                     Current Assets


                       Cash and cash equivalents.........................................    $   64    $    411
                       Trade accounts receivable.........................................     2,101       1,155
                       Loan receivable...................................................       304         548
                       Due from affiliated companies and other related parties-- Note 3..       703         695
                       Inventory.........................................................     4,719       4,526
                       Other receivables and prepaid expenses............................       122         349
                       Investment in Mutarestes B.V. and Subsidiary, net of valuation
                          allowance of $7,227                                                    --       4,502
                                                                                             ------    --------
                               TOTAL CURRENT ASSETS......................................     8,013      12,186
                                                                                             ------    --------

                     Vehicles, Furniture and Equipment, at cost..........................       591         815
                       Less: Accumulated depreciation and amortization...................      (266)       (406)
                                                                                             ------    --------
                               NET VEHICLES, FURNITURE AND EQUIPMENT.....................       325         409
                                                                                             ------    --------

                     Other Assets
                       Intangible assets less accumulated amortization of $181 and $256
                          in 1995 and 1996, respectively.................................       507         607
                       Other.............................................................        --         172
                                                                                             ------    --------
                               TOTAL OTHER ASSETS........................................       507         779
                                                                                             ------    --------
                               TOTAL ASSETS..............................................    $8,845    $ 13,374
                                                                                             ======    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities
                       Loan payable......................................................    $  311    $    311
                       Bank overdraft-- Note 4...........................................     2,645       3,540
                       Trade accounts payable............................................     3,002       3,076
                       Due to  affiliated  companies,  controlling  interests  and  other

                     related                                                                     10          69
                          parties-- Note 5...............................................
                       Taxes payable and other Accrued Expenses-- Note 12................       685       1,061
                                                                                             ------    --------
                               TOTAL CURRENT LIABILITIES.................................     6,653       8,057
                     Long-term debts -- Note 6
                       Unsecured loan from B.V. Wisteria.................................       423          --
                       Unsecured loan from Hybrida B.V...................................       496          --
                       Unsecured loan from Pantapharma B.V...............................       125          90
                       Other long-term debt..............................................        31          --
                                                                                             ------    --------
                               TOTAL LIABILITIES.........................................     7,728       8,147
                                                                                             ------    --------
                     Commitments and contingencies-- Note 8..............................        --          --
                     Stockholders' Equity
                       Preferred  Stock,  par  value  $.01 per  share;  5,000,000  shares
                     authorized;                                                                 --          --
                          no shares issued and outstanding;..............................


                       Common  Stock,  par  value  $.01  per  share;   20,000,000  shares        20          40
                     authorized;
                          2,000,000 and 4,000,000  shares issued and  outstanding in 1995 and 1996, respectively..............................................
                       Additional paid-in capital........................................        48      12,013
                       Retained earnings (deficit).......................................     1,047      (6,661)
                       Cumulative currency translation adjustment........................         2         (33)
                                                                                             ------    --------
                                                                                              1,117       5,359
                          Less: 23,000 Treasury Shares, at cost..........................        --        (132)
                                                                                             ------    --------
                               TOTAL STOCKHOLDERS' EQUITY................................     1,117       5,227
                                                                                             ------    --------
                               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................    $8,845    $ 13,374
                                                                                             ======    ========



                      The accompanying notes are an integral part of these consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands of U.S. Dollars, Except Per Share Data)



                                                                                   Year Ended
                                                                                  December 31,

                                                                         1994         1995         1996
                                                                     -----------  -----------  --------
                    q


                          Sales..................................... $    20,271  $    32,978  $    35,471
                          Cost of goods sold........................      18,244       29,622       32,426
                                                                     -----------  -----------  -----------
                                    Gross profit....................       2,027        3,356        3,045
                          Selling,   general   and   administrative        1,112        2,100        3,342
                                                                     -----------  -----------  -----------
                          expenses..................................
                                    Operating income (loss).........         915        1,256         (297)
                          Other Income (Expense)
                            Interest income.........................          17           72          187
                            Interest (expense)......................         (60)        (120)        (359)
                            Loss on investment in Mutarestes B.V.
                          and
                               Subsidiary--                                   --           --       (7,227)
                                                                     -----------  -----------  -----------
                               Note 13..............................
                            Income loss before income taxes.........         872        1,208       (7,696)
                          Income taxes-- Note 7.....................         185          372           12
                                                                     -----------  -----------  -----------
                                    Net income (loss)............... $       687  $       836  $    (7,708)
                                                                     ===========  ===========  ===========
                          Earnings (loss) per share................. $      0.34  $      0.42  $     (2.35)
                                                                     ===========  ===========  ===========
                          Weighted   average   number   of   shares    2,000,000    2,000,000    3,276,923
                                                                     ===========  ===========  ===========
                          outstanding...............................



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In Thousands of U.S. Dollars)
              For the Years Ended December 31, 1994, 1995 and 1996



                                                                                        Cumulative
                                          Common       Common                Retained    currency
                                           Stock        Stock    Additional  Earnings/  translation    Treasury        Total
                                          EuroMed    Galenica &    Paid-in   (Deficit)  adjustment       Share     Shareholders'
                                           Inc.       Confedera    Capital   (QC) ----  (QC) -----     Purchase       Equity
                                        ---------   ----------------------- ------------------------------------------------

         Balance as of December 31,
            1993........................               $  56       $    7    $  (476)     $  (5)      $  --      $  (418)
            Net income..................        --        --           --        687         --          --          687
            Currency translation
              adjustment................        --        --           --         --        (17)         --          (17)
            Formation of EuroMed,
              Inc.......................        --        --            5         --         --          --            5
                                           -------     -----       ------    -------      -----       -----      -------
          Balance as of December 31,
            1994........................        --        56           12        211        (22)         --          257
            Formation of the operating
              group:
              Change in par value and
                150 for 1 stock split...         2        --           (2)        --         --          --           --
              Acquisition of Galenica
                B.V. and Confedera B.V.
                by EuroMed, Inc. through
                the issuance of
                1,850,000 shares of
                common stock............        18       (56)          38         --         --          --           --
              Net income................        --        --           --        836         --          --          836
              Currency translation
                adjustment..............        --        --           --         --         24          --           24
                                           -------     -----       ------    -------      -----       -----      -------
          Balance as of December 31,
            1995........................        20        --           48      1,047          2          --        1,117
              Sale of Common Stock March
                1996, net of issuing
                cost of $1,228..........        12        --        6,236         --         --          --        6,248
              Acquisition of Subsidiary
                July 1996-- Note........         8        --        5,729         --         --          --        5,737
              Treasury Stock Purchase...        --        --           --         --         --        (132)        (132)
              Net Loss..................        --        --           --     (7,708)        --          --       (7,708)
              Currency Translation
                Adjustment..............        --        --           --         --        (35)         --          (35)
                                           -------     -----       ------    -------      -----       -----      -------
          Balance as of December 31,
            1996........................   $    40     $  --       $12,013   $(6,661)     $ (33)      $(132)     $ 5,227
                                           =======     =====       =======   =======      =====       =====      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (in Thousands of U.S. Dollars)

                                                                                          Year Ended
                                                                                         December 31,

                                                                                   1994      1995       1996
                                                                                --------- ---------  -------

                   Cash flows from operating activities:

                         Net income (Loss)...................................    $   687   $   836    $(7,708)
                         Adjustments  to reconcile  net income  (loss) to cash

                       flow from
                            operations:
                            Amortization of intangible assets................         40        75         75
                            Depreciation expense.............................         62       106        151

                       Increase in Investment Valuation Allowance                     -                 7,226
                       Changes in operating assets and liabilities:

                         Trade accounts receivable...........................       (106)   (1,531)       946
                         Due  from  affiliated  companies  and  other  related       (88)     (596)         8
                       parties...............................................
                         Inventory...........................................       (826)   (1,981)       193
                         Other receivables and prepaid expenses..............        (35)      (64)      (391)
                         Trade accounts payable..............................      1,165     1,013         74
                         Taxes payable and other accrued expenses............        (61)      253        376
                         Due to affiliated  companies,  controlling  interests
                       and other                                                     (82)     (454)        59
                                                                                 -------   -------    -------
                            related parties..................................

                                 Net  cash  provided  by (used  in)  operating       756    (2,343)     1,009
                                                                                 -------   -------    -------
                       activities............................................

                       Cash flows from investing activities:

                         Acquisition of intangible assets....................       (222)     (200)      (174)
                         Borrowings by and repayments from a customer........       (354)       52       (244)
                         Purchase of vehicles,  furniture  and  equipment,  at      (129)     (231)      (243)

                       cost..................................................

                         Investment in Mutarestes B.V. and Subsidiary........         --        --     (5,992)
                                                                                 -------   -------    -------
                                 Net cash used in investing activities.......       (705)     (379)    (6,653)
                                                                                 -------   -------    -------

                       Cash flows from financing activities:
                         Common stock issued.................................         --        --      6,248
                         Borrowing under bank overdraft facility.............         34     2,174        895
                         Repayment of long-term debt.........................        (27)      (24)      (985)
                         Long-term debt borrowings...........................          2       357         --
                         Purchase of Treasury Shares.........................         --        --       (132)
                                                                                 -------   -------    -------
                                 Net cash provided by financing activities...          9     2,507      6,026
                                                                                 -------   -------    -------
                       Effect of currency translation adjustment on cash.....          7       (34)       (35)
                                                                                 -------   -------    -------
                       Net increase (decrease) in cash and cash equivalents..         67      (249)       347
                       Cash and cash equivalents at the beginning of the year        246       313         64
                                                                                 -------   -------    -------
                       Cash and cash equivalents at the end of the year......    $   313   $    64    $   411
                                                                                 =======   =======    =======
                       Cash paid during the year:
                         Interest............................................    $    28   $    96    $   291
                                                                                 =======   =======    =======
                         Income taxes........................................    $    --   $    --    $   112
                                                                                 =======   =======    =======

                      Supplemental schedule of noncash investing and
                      financing activities:
                      Increase in assets                                       $    -    $     -   $    62
                      Assumption of liabilities                                     -          -       (33)
                      Reduction in due from affiliated companies in
                      connection with acquisition of Galenica Belgium S.A.          -          -       (29)
                      Investment in Mutarestes, B.V. and subsidiary                 -          -     5,737
                      Common stock                                                  -          -        (8)
                      Additional paid-in-capital                                    -          -    (5,729)
                                                                               ------   --------   -------
                                                                                   $    -    $     - $      -
                                                                                   ======    ======= ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1994, 1995 AND 1996


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation


    Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "Common Stock"). On June 15, 1994, computer equipment with estimated value of $4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. ("Euro-Med" or the "Company") and increased its authorized share capital to 20,000,000 Common Stock with a new par value of $0.01 per share, and 5,000,000 preferred stock with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its Common Stock.

    On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, the Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. ("EuroMed Europe"). Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"), a Netherlands limited liability company, which is owned by Pantapharma B.V., which is owned by Mr. A. Francois Hinnen, the CEO of EuroMed. All of the shares of EuroMed Europe were then exchanged for 1,850,000 shares of Common Stock. Neither EuroMed Europe nor the Company had any operations, and these transactions were completed in contemplation of an initial public offering of shares of EuroMed. These transactions are considered as having no effect on the basis of accounting for assets and liabilities and are viewed as having occurred among members of a commonly controlled group in connection with a proposed capital-raising transaction after which the controlling shareholder will have retained control.


    The accompanying consolidated financial statements reflect the historical combined financial position as of December 31, 1995 and the combined results of operations and cash flows for each of the years in the two year period ended December 31, 1995 of Galenica and Confedera. The nominal equity of EuroMed between June 15, 1994 and November 17, 1995 has been included where appropriate. The consolidated financial statements for the year ended December 31, 1996 include the accounts of EuroMed, EuroMed Europe, Galenica, Confedera, and Galenica Belgium S.A. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable consists of amounts due from the wholesale distribution of medicine to pharmacies. Collections of accounts receivable are made by wire transfer (wire transfer is the customary payment method in the Netherlands). The Company has not established an allowance for doubtful accounts and does not use the reserve method for recognizing doubtful accounts. Uncollectible accounts receivable are treated as direct write-offs when the Company's management determines that collection is not profitable. Bad debt exposure as determined under this method would not vary significantly for the reserve method since bad debt losses are insignificant.


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

    The estimated useful lives are:

    -- Cars -- 5 years

    -- Furniture and equipment -- 3 up to 5 years

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

Earnings Per Share


  Earnings per share for the year ended December 31, 1994 and 1995 is based upon net income divided by 2,000,000 shares of Common Stock outstanding. Earnings per share for the year ended December 31, 1996 is based upon the weighted average number of EUROMED,
                              INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1995 AND 1996


    common shares of common stock outstanding during the year.


NOTE 2: LONG-TERM INCENTIVE PLAN

    The Company adopted its 1995 Long-Term Incentive Plan ("Plan") as of November 18, 1995. An aggregate of 300,000 shares of Common Stock has been authorized and reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. All of the Company's and its subsidiaries' employees, independent directors and advisors are eligible to receive awards under the plan, but only employees of EuroMed and its subsidiaries are eligible to receive incentive stock options. The exercise price for incentive stock options granted under the Plan may be no less than the fair market value of the Common Stock on the day of the grant.

    As of December 31, 1996 and 1995, no grants have been awarded under this plan.

NOTE 3: DUE FROM AFFILIATED COMPANIES AND OTHER RELATED PARTIES

                                                                     December 31,      December 31,
                                                                         1995              1996
                                                                   ----------------  ----------


                                                                    (in thousands of US dollars) (QC)

                                Topaas B.V........................       $  --             $ 262
                                B.V. Wisteria.....................         561               410
                                International  Procurement Agency           65                10
                                B.V...............................
                                Dr. A. Francois Hinnen............          19                13
                                Galenica Belgium S.A..............          29                --
                                Other.............................          29                --
                                                                         -----             -----
                                                                         $ 703             $ 695
                                                                         =====             =====

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

    During the three years ended December 31, the following amounts were sold:

                                                       1994      1995      1996
                                                   --------- --------- -------
                                                        (in thousands of US
                                                            dollars)(QC)

        Sales by  Galenica to two  pharmacies
        owned by the                                 $ 1,799   $ 2,486   $ 2,846
        ultimate owner and a relative of his......

     In July 1994, Confedera began a business relationship which was formalized in July 1995 by the Cooperation Agreement with International Procurement Agency B.V. ("I.P.A."). The purpose of the cooperation relationship is to sell medicines and other goods to third world countries. Mr. Hinnen, CEO of EuroMed, owns 100% of the stock of Pantapharma B.V. which owns 100% of the stock of B.V. Westeria which owns 33% of the stock of Gentrade B.V. which owns 100% of the stock of I.P.A. B.V. Westeria has an option to purchase the remaining 67% of Gentrade B.V. The profits of these contracts are distributed to Confedera and I.P.A. based on certain percentages which vary depending upon whether the project is managed by Confedera or I.P.A.


     Inventory includes $25,000 of medicines and other products relating to these projects which have not been sold as of December 31, 1996. The amounts due from I.P.A. relate to medicines sold by Confedera B.V. to I.P.A.

    Confedera sold the following  amounts under the  cooperation  agreement with
I.P.A.:


                                                               1995       1996

                                                               (in thousands of
                                                                US dollars)(QC)
        Sales under the cooperation  agreement with         $ 4,619    $ 2,905
                    I.P.A......................................









    In February 1997, EuroMed Europe entered into a purchase agreement with Pantapharma BV (which is owned 100% by Mr. Hinnen, CEO of Euromed Europe) whereby EuroMed Europe would purchase from Pantapharma all of the outstanding common stock of Galenica Belgium, S.A. effective January 1, 1996. The purchase price was $60,000. The balance sheet of Galenica Belgium S.A. of January 1, 1996 was as follows:

                                                            January 1,
                                   ASSETS(QL)                  1996
                             --------------------------       -------
                          Cash......................        $ 16,517
                          Other Assets
                          Current Assets........              58,739
                          Furniture and Equipment, net         3,357
                                                               --------

                                    TOTAL ASSETS....        $ 78,613
                                                            ========
                            Current Payables..........      $ 33,403
                            Stockholder's Equity......        45,210
                                                             --------
                                                            $ 78,613



    The $60,000 purchase price was determined by Francois Hinnen and the acquisition was treated as a purchase for financial accounting purposes. The assets and liabilities of Galenica Belgium were considered to be stated at their fair value at January 1, 1996; therefore, EuroMed recognized $14,790 of goodwill related to the acquisition and the goodwill was recognized as an expense in the 1996 statement of operations. For the year ended December 31, 1996, Galenica Belgium recognized a loss of $18,563, which included the $14,790 goodwill charge.

    Actual regulatory approval for the acquisition was not obtained until February 1997; however, the operations of Galenica Belgium were included in EuroMed's operations statement due to EuroMed's management control of Galenica Belgium operations in 1996, EuroMed was responsible financially for the losses of Galenica Belgium, and the ownership relation with the Company's CEO, Francois Hinnen. Management believed that Galenica Belgium would allow EuroMed to expand into Belgium's wholesale pharmaceutical, OTC products, and active pharmaceutical ingredients markets.


NOTE 6: LONG-TERM DEBTS


    Hybridia B.V.  owned  Confedera  until March 2, 1995. On that date,  Hybrida
B.V. sold the Confedera shares to Wisteria for $16,000, representing the par value of the issued common stock. The unsecured loan from Hybrida B.V. is interest-free, has no repayment schedule, and is subordinated to the bank overdraft. The loan will not be due before January 1, 1997. The interest charges, by applying the companies borrowing rate of 8% in 1994 and 6.25% in 1995 would have been $35,000 for 1994 and $31,000 for 1995. The balance was paid in January 1996.

    The unsecured loan from Wisteria has no repayment schedule, and is subordinated to the bank overdraft. The loan will not be due before January 1, 1998. This loan from Wisteria was interest bearing at 8% until December 31, 1994, and is interest-free starting January 1, 1995. The interest charge, by applying the Companies' borrowing rate for 1995 of 6.25% would have been $26,000 for 1995. This balance was repaid in early 1996.


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

                                                         1994    1995     1996
                                                      -------  ------  ------
        Tax expense (benefit) at statutory rates.... $  310   $  433  $ (169)
        Utilization of tax loss carry forward.......   (137)     (57)     --
        Effect of tax loss in United  States parent      --       --     193
        company.....................................
         Other.......................................     12       (4)    (12)
                                                       ------   ------  ------
                                                      $  185   $  372  $   12
                                                       ======   ======  ======

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Commitments

    Obligations under the long-term non-cancelable operating lease for the premises in Oosterhout for the remainder of its term are as follows:


                                                      (in thousands of US
                                                         dollars)
                                                 1997.........$..105........
                                                 1998............110........
                                                 1999............115........
                                                 2000............121........

                                                              $  451

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

Management Contracts


    Dr. A. Francois Hinnen provides his services to the Companies through Management Contracts with a term of January 1, 1996 through December 31, 2000. Under the term of these contracts, the Companies agree to pay Pantapharma $125,000 annually plus a car allowance. In the event that the Companies terminate these contracts prior to their expiration, Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term of the contracts. In the event that Dr. A. Francois Hinnen is unable to fulfill his duties to the Companies for any reason, Pantapharma shall be entitled to receive the management fee for one year thereafter.


NOTE 9: BUSINESS AND CREDIT CONCENTRATIONS

    Most of the Companies' customers are located in The Netherlands. No single customer accounted for more than 10% of the company's sales in 1996, 1995 or 1994.

NOTE 10: ESTIMATED FAIR VALUES

    The estimated fair values of the company's financial instruments are summarized below:

                                                             December 31, 1995             December 31, 1996
                                                      ----------------------------- ------------------------

                                                         Carrying    Estimated fair    Carrying    Estimated Fair
                                                           value          value          value          value

                                                                   (in thousands of US dollars) (QC)

                   Cash and cash equivalents........      $   64         $   64         $  411         $  411
                   Trade accounts receivable........       2,101          2,101          1,155          1,155
                   Due from affiliated companies....         703            703            695            695
                   Bank overdraft...................       2,645          2,645          3,540          3,540
                   Trade accounts payable...........       3,002          3,002          3,076          3,076
                   Due to affiliated companies......          10             10             69             69

                   Long-term debts:
                     Unsecured loan from Pantapharma
                        B.V.........................         125            116             90             84
                     Unsecured    loan   from   B.V.         423            398             --             --

                   Wisteria.........................
                     Unsecured loan from Hybrida B.V         496            434             --             --
                        Other.......................          31             29             --             --
                                                          ------         ------         ------         ------
                                                           1,075            977             90             84
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

NOTE 12: TAXES PAYABLE AND OTHER ACCRUED LIABILITIES

    At December 31, 1995 and 1996, the taxes payable and other accrued liabilities consist of:


                                                     1995        1996
                        Taxes payable........      $  421     $   602
                        Other accrued liabilities     264         459
                                                    ------     -------

                                                   $  685     $ 1,061
                                                   ======     =======


NOTE 13: ACQUISITION OR DISPOSITION OF SIGNIFICANT ASSET

EuroMed, Inc. and EuroMed Europe entered into a Stock Purchase Agreement, dated as of June 19, 1996 (the "Purchase Agreement") with Mr. A. Doets, Dr. N. Th. P. Roozekrans, Mutarestes B.V. ("Mutarestes"), Pluripharm, a wholly-owned subsidiary of Mutarestes ("Pluripharm"), and Financieringsmaatschappij De Nieuwe Wereld, B.V., a wholly-owned subsidiary of Pluripharm ("FDNW"), pursuant to which Doets and Roozekrans sold to EuroMed Europe all of the capital stock of Mutarestes, Pluripharm and FDNW. The purchase price paid by EuroMed for such companies consisted of: (i) $5,992,000 (10 million Dutch guilders); and (ii) 850,000 shares of Common Stock. The closing of the Purchase Agreement occurred on July 5, 1996. The purchase price paid under the Purchase Agreement was determined pursuant to arms-length transactions, and were based upon, among other things, multiples of earnings and potential earnings. The cash portion of the purchase price was funded by the use of available funds of EuroMed (8,560,000 Dutch guilders), which included proceeds from the Company's initial public offering completed on March 19, 1996, with the remaining portion of the purchase price (1,440,000 Dutch guilders) being funded through a loan to the Company from Bank MeesPierson, N.V. The purchase price was determined by mutual agreement of the companies' management and no independent valuation was used to arrive at the purchase price. Pluripharm, the operating company, is engaged in the wholesale distribution of branded and generic medicines within The Netherlands. Prior to the acquisition of Mutarestes B.V. by EuroMed Europe, the only relationship the two companies had was that each sold pharmaceuticals to the other. These sales between the two companies were as follows:
                                                Amount
      Year ended December 31, 1995            $2,914,000
       Six months ended June 30, 1996         $1,798,000

    The Company has determined that it will divest itself of the capital stock of Pluripharm and other related assets in the second quarter of 1997. The Company is taking this step primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. The operations were not consolidated due to the objections of the management of Pluripharm and the problems resulting from the litigation initiated by the various owners/managers of the companies. The divestiture includes; (i) Houdstermaatschappij Singultus B.V. ( a private company with limited liability under the laws of the Netherlands, which is owned by management of Pluripharm) will acquire all of the capital stock of Pluripharm for an estimated $3,104,000 (6,100,000 Dutch guilders), and (ii) the return of 850,000 shares of common stock. The terms of divestiture agreement included the provision that EuroMed will not be entitled to any of the earnings of Pluripharm during the time of ownership.

     The following summarizes the investment in Mutarestes B.V. and Subsidiary and the resulting estimated loss upon disposal:

       Acquisition
           Cash                                                  $ 5,877,000
           Cost of acquisition                                       115,000
                                                                ------------
                  Total cash advanced                              5,992,000

           850,000 shares of common stock issued
               at a fair value of $6.75 per share                  5,737,500
                  Total investment                                11,729,500

       Disposal

           Estimated cash proceeds                                 3,104,000

           Disposal costs                                           (302,000)
                  Net cash provided                                2,802,000
           Stock returned to Company:
               850,000 shares of common stock
                  held by the owners of Mutarestes
                  B.V. at a fair value of $1.50
                  (March 1997)                                     1,275,000

               850,000 shares of common stock
                  held by Francois Hinnen at a
                  fair value of $.50 (September 1997)                425,000
                                                     -----------------------
                                                                   4,502,000
           Estimated net loss                                    $ 7,227,500
                                                                 ===========

The 850,000 shares returned to EuroMed Mr. Francois Hinnen, CEO of EuroMed, are included in the loss estimate since the Board of Directors requested that Mr. Hinnen give up shares to help mitigate the loss on the disposal for those shareholders who purchased stock in the March 1996 initial public offering.






                         EUROMED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996
     The following pro forma balance sheet reflects the sale of the investment as if it had occurred on December 31, 1996: (in thousands of U.S. dollars):

                         EUROMED, INC. AND SUBSIDIARIES

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS

                                                                                          Pro Forma       Pro Forma
                                                                           Historical    Adjustment         Total

                   Current Assets Cash and cash equivalents........         $    411      $ 2,802          $ 3,213
                     Receivable and prepaid assets.................            2,747           --            2,747
                     Inventory.....................................            4,526           --            4,526
                     Investment in Mutarestes B.V. and Subsidiary..            4,502       (4,502)              --
                                                                            --------      -------          -------
                             Total Current Assets..................           12,186       (1,700)          10,486
                   Net Vehicles, Furniture and Equipment...........              409           --              409
                   Other Assets....................................              779           --              779
                                                                            --------      -------          -------
                             Total Assets..........................         $ 13,374      $(1,700)         $11,674

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                   Current Liabilities.............................         $  8,057      $    --          $ 8,057
                   Long-Term Debt..................................               90           --               90
                                                                            --------      -------          -------
                             Total Liabilities.....................            8,147           --            8,147
                   Stockholders' Equity............................            5,227       (1,700)           3,527
                                                                            --------      --------         -------
                                                                            $ 13,374      $(1,700)         $11,674
                                                                            ========      ========         =======

     The following pro forma statement of operations reflects the operations of EuroMed, Inc. and Subsidiaries without the loss on the disposal of a significant asset (in thousands of U.S. dollars, except loss per share):












                         EUROMED, INC. AND SUBSIDIARIES

                        PRO FORMA STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996

                                                                                          Pro Forma         Pro Forma
                                                                          Historical     Adjustment           Total

                        Sales...........................................   $35,471        $    --         $  35,471
                        Cost of Goods Sold..............................    32,426             --            32,426
                                                                           -------        -------         ---------
                          Gross Profit..................................     3,045             --             3,045
                        Selling, general and administrative expense.....     3,342             --             3,342
                                                                           -------        -------         ---------
                          Operating Loss................................      (297)            --              (297)
                        Other Income (Expense)
                          Interest Income...............................       187             --               187
                          Interest Expense..............................      (359)            --              (359)
                          Loss on  investment  in  Mutarestes  B.V.  and    (7,227)         7,227                --
                                                                           -------        -------         ---------
                        Subsidiary......................................
                          Loss before income taxes......................    (7,696)         7,227              (469)
                        Income Taxes....................................        12             --                12
                                                                           -------        -------         ---------
                        Net (Loss)......................................  $(7,708)        $ 7,227         $    (481)
                                                                                  =       =======         =========
                        Pro Forma (Loss) per share......................                                  $      (.15)
                                                                                                          ===========
                        Weighted average number of shares outstanding...                                  3,276,923
                                                                                                          =========


NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)


                            Thousands of U.S. Dollars
                                     Income
                                     (Loss)

                                                                Before     Net Income    Earnings
                                    1996 (QL)     Revenues    Income Taxes    (Loss)      Per Share
                                  -----------  -----------  -------------------------  -----------
                                  December...     $9,852        $(7,970)    $(7,793)      $(2.42)
                                  September..      7,743          (278)        (278)       (0.07)
                                  June.......      8,508           270          187         0.06
                                  March......      9,368           282          176         0.08
                                  1995 (QL)
                                December...      10,059           323           212          .011
                                September..       7,745           325           208          0.10
                                June.......       8,563           289           221          0.11
                                March......       6,611           271           195          0.10

    The quarterly results of operations for the quarter ended December 31, 1996 includes a loss resulting from the valuation allowance provision of $7,226,000 related to the Company's investment in Mutarestes B.V. and Subsidiary.

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

                                    PART III

Item 10. Directors and Executive Officers of EuroMed, Inc.

Executive Officers and Directors

    Set forth below are the names, ages and positions of the executive officers and directors of the Company:

                    Name             Age              Position
              A. Francois Hinnen...   54   Chairman of the Board
              Robert W. L. Veldman.   48   Chief   Executive   Officer  and
                                                                 President
              David Anderson.......   41   Chief Financial Officer
              Jesse Shelmire, IV...   39   Director
              Robert   A.    Shuey,   42   Director
               III(1)...............

              C.D.J. Evers.........   52   Director
              Gregory A. Gaylor....   38   Director


----------

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


    Robert A. Shuey, III has served as a director of the Company since June 1996. Mr. Shuey has been employed by National Securities Corporation of Dallas, Texas as the Director of Corporate Finance since October 1996. Prior to that, Mr. Shuey was with LaJolla Securities Corporation from March 1995 until October 1996 in the position of Director of Corporate Finance. Mr. Shuey was employed as Director of Corporate Finance by Dillon-Gage Securities Corp., an investment banking firm, from January 1994 to March 1995, and prior to that held the position of Senior Vice President, Corporate Finance, of Dickinson & Company, a brokerage firm. Mr. Shuey was Vice President of Rauscher Pierce Refsnes, Inc. from June 1984 to September 1987. From May 1980 until June 1984, he was director of the corporate finance department and a Vice President of Institutional Equity Corporation. Prior to that time, Mr.

Shuey was an associate in the corporate finance department of Salomon Brothers, Inc.


     C.D.J. Evers served as a director of the Company from November 13, 1996 until his resignation on February 12, 1997. Mr. Evers owns a pharmacy in Westervourt, The Netherlands and is a member of the Board of Directors of RABO Bank in Arnhem, The Netherlands.


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

                    Management Compensation and Transactions

Summary Compensation Table

                                                                                                        Long-Term
                                                                                                 Compensation Awards
                                                  Annual Compensation                          Securities
                                                                                               Underlying
                                                                              Other             Options/       All Other
              Name/Title(QC)        Year       Salary($)     Bonus($)    Compensation($)         SARs(#)    Compensation($)

           A.          Francois     1996      $ 125,000          --              --               --              --
           Hinnen(1)
                                    1995      $ 125,000         --             --                  --             --

----------

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

Employment Agreements


    Mr. Hinnen provides his services to Confedera B.V., a wholly-owned subsidiary of the Company ("Confedera"), through a management agreement ("Hinnen I Agreement") between Confedera and Pantapharma B.V., a Netherlands private limited liability company ("Pantapharma"). Mr. Hinnen owns 100% of Pantapharma. Pursuant to the Hinnen I Agreement, Pantapharma has agreed to fulfill the duties assigned to a director of Confedera for a period commencing on January 1, 1995 through December 31, 2000, for which Confedera has agreed to pay Pantapharma a management fee of approximately $62,000, excluding sales tax, subject to review annually (with the understanding that the management fee shall be annually increased by a percentage equal to the price index figure for family consumption as determined by the Central Bureau of Statistics of The Netherlands). In addition, Confedera has agreed to reimburse Pantapharma for all business expenses incurred by Pantapharma for acting, in such capacity, including, an automobile allowance of approximately $.37 per kilometer. The Hinnen I Agreement is terminable by either party on at least one year prior written notice. In the event Confedera terminates the Hinnen I Agreement prior to the expiration of the term without cause (with cause being defined as: (i) failure by Pantapharma to fulfill its duties and obligations under the Hinnen I Agreement; (ii) Pantapharma has been adjudicated bankrupt or has been granted suspension of payment; or (iii) Pantapharma for a continuous period of thirteen weeks or more has not placed any staff at the disposal of Confedera for the execution of the Hinnen I Agreement), Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term. In the event Pantapharma is unable to fulfill its duties and obligations under the Hinnen I Agreement for any reason, Pantapharma shall be entitled to receive the management fee for one-year thereafter.

    Mr. Hinnen provides his services to Galenica B.V., a wholly-owned subsidiary of the Company ("Galenica"), through a management agreement ("Hinnen II Agreement") between Galenica and Pantapharma. Pursuant to the Hinnen II Agreement, Pantapharma has agreed to fulfill the duties assigned to a director of Galenica for a period commencing on January 1, 1995 through December 31, 2000, for which Galenica has agreed to pay Pantapharma a management fee of approximately $62,000, excluding sales tax, subject to review annually (with the understanding that the management fee shall be annually increased by a percentage equal to the price index figure for family consumption as determined by the Central Bureau of Statistics of The Netherlands). In addition, Galenica has agreed to reimburse Pantapharma for all business expenses incurred by Pantapharma for acting in such capacity, including an automobile allowance of approximately $.37 per kilometer. The Hinnen II Agreement is terminable by either party on at least one-year prior written notice. In the event Galenica terminates the Hinnen II Agreement prior to the expiration of the term without cause (with cause being defined as: (i) failure by Pantapharma to fulfill its duties and obligations under the Hinnen II Agreement; (ii) Pantapharma has been adjudicated bankrupt or has been granted suspension of payment; or (iii) Pantapharma for a continuous period of thirteen weeks or more has not placed any staff at the disposal of Galenica for the execution of the Hinnen II Agreement), Pantapharma shall be entitled to continue to receive the management fee for the remainder of the term. In the event Pantapharma is unable to fulfill its duties and obligations under the Hinnen II Agreement for any reason, Pantapharma shall be entitled to receive the management fee for one-year thereafter.


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

                                                                            Amount and Nature
                                                                              of Beneficial     Percent
                                        Name of Beneficial Owner                Ownership      of Class
                              -------------------------------------------  ------------------  --------

                              A. Francois Hinnen,(1).....................      1,945,130        62.39%
                              Robert W. L. Veldman,......................             --           --
                              David Anderson.............................             --           --
                              Jesse Shelmire, IV.........................         14,000(2)         *
                              Robert A. Shuey, III.......................         20,000(3)         *
                              Gregory A. Gaylor..........................        125,000         4.00%
                              Louis van den Reek.........................             --           --
                              All directors  and executive  officers as a
                              group (7                                         2,104,130        67.49%
                                persons).................................

----------

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


(2) Consists of warrants to purchase Common Stock, which warrants were issued in connection with the Company's initial public offering (the "Representatives Warrants"). In addition, First London Securities Corporation, of which Mr. Shelmire is the Managing Director of Investment banking, was issued 20,000 Representative Warrants, of which Mr. Shelmire disclaims beneficial ownership.

(3) Consists of 20,000 Representative Warrants. In addition, National Securities Corporation, of which Mr. Shuey was formerly Director of Corporate Finance, was issued 6,667 Representatives Warrants, of which Mr. Shuey disclaims beneficial ownership.


Item 13. Certain Relationships and Related Transactions


    Confedera has had a business relationship with International Procurement Agency B.V. ("IPA"), a Netherlands based development agency procurer for the export of pharmaceutical, since July 1994 and entered into a Cooperation Agreement with IPA on July 10, 1995. Under the Cooperation Agreement, IPA is primarily responsible for the financial, administrative and logistical activities concerning the sale of pharmaceutical products and medical consumer goods and Confedera is responsible for purchasing the pharmaceutical products and medical consumer goods, quality control and the legal documentation pertaining thereto. The Cooperation Agreement further provides that (i) the parties will equally split the profits and losses of their activities, except that Confedera will receive 66% of the profits (and assume the same percentage of the losses) for customers located by Confedera, and (ii) as long as Confedera's prices for goods are competitive, IPA will purchase pharmaceutical and medical consumer goods exclusively from Confedera, although Confedera shall be entitled to sell the pharmaceutical and medical consumer goods on a non-exclusive basis. Mr. Hinnen owns 100% of the stock of Pantapharma which owns 100% of the stock of Wisteria which owns 33% of the capital stock of Gentrade B.V., which owns 100% of the capital stock of IPA. Mr. Hinnen had contracted with Gentrade B.V. to acquire an additional 32% of the capital stock of the Company on or before June 1, 1996, under certain conditions. These conditions were not met at that time, therefore, Mr. Hinnen did not acquire this percentage. Further, Mr. Hinnen has a continuing option to purchase another 35% of Gentrade B.V. if offered by the owner of this stock. The Company believes that all transactions between IPA and Confedera have been, and will be, on an arms-length basis.

    Mr. Hinnen is the sole owner of the Rhedense Apotheek, a pharmacy located in Rheden, The Netherlands. In 1994, 1995 and 1996, Rhedense Apotheek purchased an aggregate of $1,096,000, $1,492,000 and $1,365,941, respectively, of pharmaceutical products from Galenica. The prices paid by Rhedense Apotheek are the same as those charged to third parties unrelated to the Company and the Company believes that all transactions between Rhedense Apotheek and Galenica have been, and will be, on an arms-length basis.

    Mr. Hinnen's brother is the sole owner of the Apotheek Neede, a pharmacy located in Neede, The Netherlands. In 1994, 1995 and 1996, Apotheek Neede purchased an aggregate of approximately $700,000, $994,000 and $1,358,683, respectively, of pharmaceutical products from Galenica. The prices paid by Apotheek Neede are the same as those charged to third parties unrelated to the Company and the Company believes that all transactions between Apotheek Neede and Galenica have been, and will be, on an arms-length basis.


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


    Since 1991, Pantapharma and Confedera have loaned or advanced money to each other on a "when needed", and "if available" basis. As of December 31, 1995, Confedera owed Pantapharma approximately $10,000 which has been since paid in full. Following the pay-off of the outstanding loan balance, Pantapharma and Confedera agreed to immediately discontinue such loan arrangement. As a condition to an amendment to the loan agreement between Confedera, Galenica and Bank MeesPierson, N.V. on November 9, 1995, Pantapharma agreed to loan to Confedera approximately $125,000 interest free, due after January 1, 1998 by agreement with Management. As of December 31, 1996 $90,000 of that loan remained outstanding.


    In February 1997, EuroMed Europe entered into a purchase agreement with Pantapharma, whereby EuroMed Europe purchased from Pantapharma all of the outstanding capital stock of Galenica Belgium, S.A., effective January 1, 1996.


     Topaas B.V. is the management company owned by Mr. Jean Kaiser, the manager of Confedera's export department. In 1995, when Confedera hired Mr. Kaiser, Confedera agreed to pay a fee to his prior employer for Mr. Kaiser's violation of his noncompetition agreement. Additionally Mr. Kaiser receives a management fee of approximately $7,500 per month and is entitled to receive one third of the profits of Confedera's export department.


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

    (c) Exhibits:


                              Exhibit
                              Number                         Description of Exhibit
                               2.1     Stock Purchase Agreement dated as of June 19, 1996, by and among
                                       EuroMed,  Inc.,  EuroMed  Europe,  B.V.,  A.  Doets,  N.  Th.  P.
                                       Roozekrans,
                                       Mutarestes B.V., Pluripharm International B.V.,
                                       Financieringsmaatschappij   de  Nieuwe  Wereld  B.V.,   and  B.V.
                                       Wisteria.(3)
                               2.2     Stock Purchase Agreement dated as of June 19, 1996, by and among
                                       EuroMed, Inc., EuroMed Europe, B.V., A. Doets and N. Th. P.
                                       Roozekrans.(4)
                               2.3     Settlement Agreement April 3, 1997*
                               2.4     Share Purchase    Agreement    April   3,
                                       1997*
                               2.5     Compensation   Agreement   April  3,
                                       1997*
                               3.1     Restated Articles of Incorporation(1)
                               3.2    Bylaws of the  Company(1)
                               4.1    Specimen of Common Stock  Certificate(1)
                              10.1     Consulting,  Management and Noncompetition Agreement, dated as of
                                       July 5,
                                       1996, by and between EuroMed Europe B.V. and Doets.(4)
                              10.2     Consulting,  Management and Noncompetition Agreement, dated as of
                                       July 5,
                                       1996, by and between EuroMed Europe B.V. and Roozekrans.(4)
                              10.3     Consulting,  Management and Noncompetition Agreement, dated as of
                                       July 5,
                                       1996, by and between EuroMed Europe B.V. and Hinnen.(4)
                              10.4     Management  Agreement by and among  EuroMed  Europe,  B.V.,  B.V.
                                       Wisteria
                                       and Beheer Beleggingsmaatschappij B.V. dated January 21, 1997.*
                              10.5     Letter Agreement  between the Company and The
                                       Anderson  Group*
                              16.1     Letter  of the  Change  of
                                       Certified  Accountants(2)
                              21.1     Subsidiaries of the
                                       Registrant*
                              23.1     Consent of  Killman,  Murrell &
                                        Company, PC
                              23.2     Consent of KPMG Accountants N.V.
                              27.1     Financial Data Schedules(5)

----------

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

(5)  Filed herewithin

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROMED, INC.


Dated: December 1, 1998                 By:   /s/ Elbert G. Tindell
                                          -------------------------

                                Elbert G. Tindell
                             Chairman of the Board,
                                  and President


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             Signature                        Title               Date


                                /s/ Elbert G. Tindell              President  and  Chairman  of  December 01, 1998
                                ---------------------
                                                                   the Board.


                                /s/ ROBERT A. SHUEY, III           Chief Executive  Officer and  December 01, 1998
                                ------------------------
                                                                   Chief   Financial   Officer,
                                                                   Treasurer, and Director

                                Robert A. Shuey, III

                                  EXHIBIT INDEX


                              Exhibit
                              Number                          Description of Exhibit
                               2.1      Stock Purchase Agreement dated as of June 19, 1996, by and among
                                           EuroMed,  Inc.,  EuroMed  Europe,  B.V., A. Doets,  N. Th. P.
                                            Roozekrans, Mutarestes      B.V.,      Pluripharm International                   B.V.,
                                           Financieringsmaatschappij  de  Nieuwe
                                           Wereld B.V., and B.V.
                                           Wisteria.(3)
                               2.2      Stock Purchase Agreement dated as of June 19, 1996, by and among
                                           EuroMed, Inc., EuroMed Europe, B.V., A. Doets and N. Th. P.
                                           Roozekrans.(4)
                               2.3      Settlement Agreement April 3, 1997*
                               2.4      Share Purchase Agreement April 3, 1997*
                               2.5      Compensation Agreement April 3, 1997*
                               3.1      Restated Articles of Incorporation(1)
                               3.2      Bylaws of the Company(1)
                               4.1      Specimen of Common Stock Certificate(1)
                              10.1      Consulting,  Management and Noncompetition  Agreement,  dated as of July 5,
                                           1996, by and between  EuroMed  Europe
                                        B.V. and Doets.(4) 10.2 Consulting, Management and
                                        Noncompetition Agreement, dated as
                                        of July 5,
                                           1996, by and between EuroMed Europe B.V. and Roozekrans.(4)
                              10.3      Consulting,  Management and Noncompetition  Agreement,  dated as of July 5,
                                           1996, by and between EuroMed Europe B.V. and Hinnen.(4)
                              10.4      Management  Agreement by and among EuroMed  Europe,  B.V.,  B.V.
                                        Wisteria
                                           and Beheer  Beleggingsmaatschappij  B.V.  dated  January  21,
                                        1997.*
                              10.5      Letter Agreement between the Company and The Anderson Group*

                              11.1      Statement Re: Computation of Per Share Earnings*
                              16.1      Letter of the Change of Certified Accountants(2)
                              21.1      Subsidiaries of the Registrant*
                              23.1      Consent of Killman, Murrell & Company(5)
                              23.2      Consent of KPMG Accountants N.V.*
                              27.1      Financial Data Schedules (5)


----------
    *  Previously filed
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.

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


(5)  Filed Here within