Form 10-Q/A
period 1997-03-31
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

On behalf of EuroMed, Inc. I hereby transmitt the Amendment 1 to the 10q for the period end 03/31/97.


Best Regards,

Elbert G. Tindell
Chairman of the Board

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _________________

                                  EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-27720


                                 NEVADA                          88-0317700
                     (State or other jurisdiction of          (I.R.S. Employer
                     incorporation or organization)          Identification No.)

                       8214 Westchester, Suite 500
                              Dallas, Texas                           75225
                (Address of principal executive offices)           (Zip Code)

                                  214-220-0693
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No X

As of December 01, 1998, there were 1,407,000 shares outstanding of the registrant's common stock, $0.01 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                        PAGE NO.

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets -
                       December 31, 1996 and March 31, 1997                    3

              Consolidated Statements of Operations -
                       Three months ended March 31, 1996 and 1997              5

              Consolidated Statements of Cash Flows -
                       Three months ended March 31, 1996 and 1997              6

              Notes to Consolidated Financial Statements                       8

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                              9


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                12

                         EUROMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)


                                                                             December 31,             March 31,
                                                                                 1996                   1997
                                                                                                     (Unaudited)
                                                      ASSETS

Current Assets
         Cash and cash equivalents                                                  $    411               $     28
         Trade accounts receivable                                                     1,155                  1,834
         Loan receivable                                                                 548                    571
Due from affiliated companies and other related parties                                  695                    407
         Inventory                                                                     4,526                  4,187
         Other receivables and prepaid expenses                                          349                    392
                  Investment in Mutarested B.V. and Subsidiary, net of                 4,502                  4,502
                                                                                        ------      --         -----
valuation allowance of $7,227
         TOTAL CURRENT ASSETS                                                         12,186                 11,921
                                                                                     -------                ------
Vehicles, Furniture and Equipment, at cost                                               815                    824
         Less: Accumulated depreciation and amortization                                (406)                  (445)
                                                                                       -----      ---         -----
NET VEHICLES, FURNITURE AND EQUIPMENT                                                    409                     379
                                                                                         ----      -----         ---

Other Assets
                  Intangible assets less accumulated amortization of                     607                    581
$256 and $282 in 1996 and 1997, respectively
         Other                                                                          172                      44
                                                                                          ----      --------       --
                  TOTAL OTHER ASSETS                                                     779                    625
                                                                                      ------         ---      ------
                  TOTAL ASSETS                                                       $13,374                $12,925
                                                                                     =======                =======









                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)

                                                                             December 31,             March 31,
                                                                                 1996                   1997
                                                                                                     (Unaudited)
                                        LIABILITIES AND STOKHOLDERS' EQUITY

Current liabilties
         Loan payable                                                               $    311                  $ 311
         Bank overdraft                                                                3,540                  3,645
         Trade accounts payable                                                        3,076                  3,391
                  Due to affiliated companies, controlling interests                      69                     --
and other related parties
         Taxes payable and other accrued expenses                                      1,061                    612

                  TOTAL CURRENT LIABILITIES                                            8,057                  7,959

Long-term debts
         Unsecured loan from B.V. Wisteria                                                --                     --
         Unsecured loan from Hybrida B.V.                                                 --                     --
         Unsecured loan from Pantapharma B.V.                                             90                     11
         Other long-term debt                                                             --                     --
                  TOTAL LIABILITIES                                                    8,147                  7,970

Stockholders' Equity                                                                      --                     --
         Preferred stock, par value $.01 per share;
5,000,000 shares authorized; no shares issued and outstanding
         Common Stock, par value $.01 per share;                                          40                     40
10,00,000 shares authorized 4,000,000 shares issued and outstanding
         Additional paid-in capital                                                   12,013                 12,013
         Retained (deficit)                                                          (6,661)                (6,993)
         Cumulative currency translation adjustment                                     (33)                     27
                                                                                       5,359                  5,087
                  Less: 23,000 Treasury Shares at cost                                 (132)                  (132)
                  TOTAL STOCKHOLDERS' EQUITY                                           5,227                  4,955
                  TOTAL LIABILITIES AND                                              $13,374                $12,925
                    STOCKHODERS EQUITY






                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of US dollars, except per share data)
                                   (UNAUDITED)

                                                                     Three months ended
                                                              March 31,         March 31,
                                                                   1996                1997
                                                              ------------------   --------

Sales                                                         $    9,368        $    7,132
Cost of goods sold                                                 8,549             6,863
                                                              -----------       -----------

Gross profit                                                         819               269

Selling, general and administrative expenses                         491               671
                                                                ----------      ------------
Operating Profit (Loss)                                              328             (402)

Interest income                                                     25                 29
Interest (expense)                                                     (71)           (74)
                                                               -----------         -------

Income (loss) before income taxes                                   282               (447)

Income taxes                                                         106                115
                                                              ----------        -----------

Net income (loss)                                             $      176        $     (332)
                                                              ==========        ==========

Earnings (loss) per share                                     $      0.08       $      (.08)
                                                              ===========       ===========
Weighted Average Number of
      Common Shares Outstanding                               2,287,500         4,000,000
                                                              =========         =========















                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                   (UNAUDITED)

                                                                     Three months ended
                                                                    March 31,March 31,
                                                                   1996            1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                             $   176           $ (332)

Adjustments to reconcile to cash flows from operations:
          Amortization of intangible assets                        21                26
          Depreciation expense                                     30                39

Changes in operating assets and liabilities:
      Trade accounts receivable                                    835             (679)
      Due from affiliated companies and other
          related parties                                            356            288
      Inventory                                                   (1,519)           339
      Other receivables and prepaid expenses                        (648)            62
      Trade accounts payable                                         299            315
      Due to affiliated companies, controlling
          interests and other related parties                          -            (69)
      Taxes payable and other accrued expenses                         51          (449)
                                                               ----------        ------

          Net cash used in operating activities                     (399)          (460)
                                                               ---------         ------






                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                   (UNAUDITED)


                                                                     Three months ended
                               March 31,March 31,
                                    1996 1997

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of intangible assets                                (6)             -
      Borrowings by and repayments
          from a customer                                              19             -
      Purchase of vehicles, furniture
          and equipment, at cost                                     (42)            (9)
                                                                 -------          -----

          Net cash used in investing activities                      (29)            (9)
                                                                 -------          -----

CASH FLOW FROM FINANCING ACTIVITIES:
      Common stock issued                                             12               -
      Borrowing under bank overdraft facility                        879            105
      Add paid in capital                                          5,932              -
      Long-term debt borrowings                                     (4)              (79)
                                                              -----            --- ----

          Net cash provided by financing activities                6,819              26
                                                                  -  ----- ----

Effect of currency translation adjustment on cash                   (3)               60
                                                                        -------- ----

Net increase (decrease) in cash and cash equivalents              6,388            (383)

Cash and cash equivalents
      at the beginning of the quarter                                 64            411
                                                                 -------           ----

Cash and cash equivalents
      at the end of the quarter                                   $6,452           $ 28
                                                                  ======           ====

Cash paid during the quarter:
      Interest                                                   $    30           $ 74
      Income taxes                                                    -             -









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

c.    Earnings Per Share

Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the three-month period ended March 31, 1997, using the treasury stock method.

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

         On March 25, 1997, the Board of Directors approved a five-point restructuring plan. First, the Company has entered into an agreement to sell its Pluripharm subsidiary, which it acquired in July 1996, to a pharmacy wholesale management group located in The Netherlands. This transaction is subject to certain conditions precedent, including receipt of a fairness opinion. This transaction will result in the Company receiving approximately 6,100,000 Dutch Guilders (approximately $3,104,000). In connection therewith, the Company recognized a loss of approximately $7,227,500 in the year ended December 31, 1996. EuroMed is scheduled to close this agreement in the second quarter of 1997.

RESULTS OF OPERATIONS

First  Quarter  ended March 31, 1997  Compared to First  Quarter ended March 31,
1996

         Sales. Sales of pharmaceuticals decreased 23.9% to $7,132,000 in the first quarter of 1997 compared with $9,368,000 in the first quarter of 1996. The decrease in sales of pharmaceuticals was primarily a result of the government implementing the maximum price law in June of 1996 which had the effect of lowering the consumption of pharmaceutical products from wholesalers. Further, the reduction in EuroMed sales can be attributed to the loss of retail clients purchasing products related to retail outlet acquisition and a more competitive product discount program being offered by the Company's competitors.

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

         Net Income. Results of operations decreased 288% to a loss of $(332,000) (4.7% of sales) in the first quarter of 1997 compared with $176,000 net income (1.9% of sales) in the first quarter of 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the maximum price law upon the margins of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         Cash (used in) operations was ($460,000) in the first quarter of 1997 compared with $(399,000) in the first quarter of 1996. This increase is a result of the Company's $(322,000) operating loss for the 1997 quarter as compared to $176,000 income in the first quarter of 1996.

         EuroMed has experienced an increase in the Accounts Receivable from 1,155,000 in 1996 to 1,834,000 in 1997. The increase in Accounts Receivable is a result of an increase in payment time for billed product from the Company's customers (average day sales in accounts receivables were 6.7, 16.2, and 8.6 days for the years ended December 31, 1994, 1995 and 1996, respectively, and 8.4 and 16.5 days for the first quarters of 1996 and 1997, respectively.) The increase in receivable is a normal fluctuation and the Company expects the average daily sales in accounts receivables to decline in future quarters.

         Net cash provided by financing activities was $26,000 in the first quarter of 1997 compared with $6,819,000 in the first quarter of 1996. The initial public offering of shares on March 19, 1996 through the Nasdaq National Market was the significant source of cash for the first quarter of 1996.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits


                        Number and Description of Exhibit

Number       Exhibit Description

2.1 Stock Exchange Agreement, dated as of November 17, 1995, by and between Registrant and B.V. Wisteria.(1)
2.2          Ratification Agreement.(1)
3.1          Restated Articles of Incorporation of the Registrant.(1)
3.2          Bylaws of the Registrant.(1)
4.1          Specimen Common Stock Certificate.(1)
10.1 Summary of Management Contract dated February 15, 1997, by and between EuroMed, Inc. and the Anderson Group.(2)
10.2         Summary of Management Contract dated January 1, 1997, by and between EuroMed, Inc. and Beheer-en Beleggingsmaatschappij File
             B.V..(2)
27.1         Financial Data Schedule.(*)

             *     Filed herewith.

             (1)  Previously filed as an Exhibit to the company's Registration
Statement No. 33-80805 on Form S-1 and incorporated by herein   reference.

             (2) Previouly filed as an Exhibit to Report in Form 8-K dated July 4, 1997, and incorporated herein by referenced

(b)          Reports of Form 8-K


             None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EuroMed, Inc.

Dated: December 1, 1998


       Signature                                                      Title




/s/ Elbert G. Tindell                                         President and
Elbert G. Tindell                                        Chairman of the Board




/s/ Robert A. Shuey III                                 Chief Executive Officer,
Robert A. Shuey, III                                   Chief Financial Officer,
                                                        Treasurer and Director

                                  Exhibit Index



Exhibit No.                     Description

27.1                            Financial Data Schedule.(*)


(*)                             Filed herewith
QA397.03