Form 10-Q/A
period 1997-06-30
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

On behalf of EuroMed, Inc. I hereby transmitt the Amendment 1 to the 10k for the period end 06/30/97.


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

                                    Yes No X

As of December 01,1998, there were 1,407,000 shares outstanding of the registrant's common stock, $0.01 par value.
     --------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                 --------------

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED):

         Consolidated Balance Sheets -
                  December 31, 1996 and June 30, 1997                          3

         Consolidated Statements of Operations -
                  Three months and six months ended June 30, 1996 and 1997     5

         Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1996 and 1997                      6

         Notes to Consolidated Financial Statements                            8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS 13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   15







                         EUROMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)


                                                              December 31,                June 30,
                                                                    1996                     1997
                                                                                        (Unaudited)

                                     ASSETS

Current Assets
   Cash and cash equivalents                                       $    411             $    275
   Trade accounts receivable                                         1,155                 1,564
   Loan receivable                                                     548                   283
   Due from affiliated companies and
       other related parties                                           695                   520
   Inventory                                                         4,526                 3,609
   Other receivables and prepaid expenses                              349                   110
   Investment in Mutarestes B.V. and Subsidiary,
       net of valuation of allowance of $7,227                       4,502                 3,104
                                                                  --------              --------

       TOTAL CURRENT ASSETS                                          12,186                9,465
                                                                    -------             --------

Vehicles, Furniture and Equipment, at cost                             815                   910
   Less:  Accumulated depreciation and
   amortization                                                       (406)                 (478)
                                                                  --------              --------

       NET VEHICLES, FURNITURE AND
       EQUIPMENT                                                       409                   432
                                                                  --------              --------

Other Assets
   Intangible assets less accumulated
       amortization of $256 and $307
       in 1996 and 1997, respectively                                  607                   586
   Other                                                               172                    51
                                                                  --------             ---------

       TOTAL OTHER ASSETS                                              779                   637
                                                                  --------              --------

       TOTAL ASSETS                                                $13,374               $10,534
                                                                   =======               =======








                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (in thousands of US dollars)

                                                               December 31,            June 30,
                                                                   1996                  1997
                                                                                      (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Loan payable                                                   $    311              $    311
   Bank overdraft                                                    3,540                 3,632
   Trade accounts payable                                            3,076                 2,481
   Due to affiliated companies, controlling
       interests and other related parties                              69                     -
   Taxes payable and other accrued expenses                          1,061                 1,464
                                                                  --------              --------

       TOTAL CURRENT LIABILITIES                                     8,057                 7,888

Long-term debts
   Unsecured loan from B.V. Wisteria                                     -                     -
   Unsecured loan from Hybrida B.V.                                      -                     -
   Unsecured loan from Pantapharma B.V.                                 90                     -
   Other long-term debt                                                  -                     -
                                                                ----------            ----------

       TOTAL LIABILITIES                                             8,147                 7,888
                                                                  --------              --------

Stockholders' Equity
   Preferred Stock, par value $.01 per share;
       5,000,000 shares authorized; no shares
       issued and outstanding                                            -                     -
   Common Stock, par value $.01 per share;
       20,000,000 shares authorized; 4,000,000
       and 2,300,000 shares issued and outstanding,
       respectively                                                     40                    23
   Additional paid-in capital                                       12,013                10,330
   Retained (deficit)                                               (6,661)               (7,547)
   Cumulative currency translation adjustment                          (33)                  (28)
                                                                 ---------             ---------
                                                                     5,359                 2,778

       Less:  23,000 Treasury Shares, at cost                         (132)                 (132)
                                                                  --------              --------

       TOTAL STOCKHOLDERS' EQUITY                                    5,227                 2,646
                                                                  --------              --------

       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                      $13,374               $10,534
                                                                   =======               =======




                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands of US dollars, except per share data)
                                   (UNAUDITED)

                                                       Three months ended                  Six months ended
                                                     June 30,         June 30,          June 30,        June 30
                                                        1996             1997             1996            1997
                                                     ---------        ----------        --------        ------

Sales                                                  $ 8,508           $7,012          $17,876        $14,144
   Cost of goods sold                                    7,636           6,404            16,185         13,267
                                                         -----           -----        ----------       --------

   Gross profit                                           872              608             1,691           877

Selling, general and administrative expenses              600            1,016             1,091         1,687
                                                      -------       ----------        ----------      --------
Operating Profit (Loss)                                   272             (408)              600          (810)

Interest income                                            78                -               103            29
Interest (expense)                                         (80)           (135)             (151)         (209)
                                                     ----------    -----------       -----------     ---------

Income (loss) before income taxes                         270             (543)             552          (990)

Income tax (expense) benefit                                   (83)        (11)             (189)           104
                                                          ---------------------      ------------     ---------

Net income (loss)                                      $   187         $  (554)          $    363      $  (886)
                                                       =======         ========          ========      ========

Earnings (loss) per share                             $    .06        $   (.15)         $     .14     $   (.24)
                                                      ========        =========         =========     =========
Weighted Average Number of
   Common Shares Outstanding                         3,150,000           3,575,000        2,657,142   3,757,143
                                                          ==================        =========         =========


                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                   (UNAUDITED)

                                                                                   Six months ended
                                                                       June 30,                  June 30,
                                                                         1996                        1997
                                                                       ---------                 --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $  363                    $ (886)

Adjustments to reconcile cash flows from operations:
         Amortization of intangible assets                                  43                        51
         Depreciation expense                                               65                        72

Changes in operating assets and liabilities:
     Trade accounts receivable                                              530                      (409)
     Due from affiliated companies and other
         related parties                                                    126                       175
     Inventory                                                             (747)                      917
     Other receivables and prepaid expenses                                (164)                      360
     Trade accounts payable                                               1,168                      (897)
     Due to affiliated companies, controlling
         interests and other related parties                                 (1)                      (69)
     Taxes payable and other accrued expenses                               137                       403
                                                                         ------                     ------

Net cash provided by (used in) operating activities                    1,520                        (283)
                                                                  --------------                     -------





















                     See accompanying notes to consolidated
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of US dollars)
                                   (UNAUDITED)
                                   (Continued)



                                                                                   Six months ended
                                                                       June 30,                  June 30,
                                                                         1996                        1997
                                                                       ---------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of intangible assets                                   $  (108)                 $    (30)
     Borrowings by and repayments
         from customers                                                    (433)                      265
     Purchase of vehicles, furniture
         and equipment, at cost                                            (142)                      (95)
                                                                        -------                  ---------

         Net cash (used in) provided by investing activities              (683)                       140
                                                                       -------                   --------

CASH FLOW FROM FINANCING ACTIVITIES:
     Common stock issued                                                    12                        -
     Borrowing under bank overdraft facility                             (2,483)                     92
     Add paid in capital                                                   5,862                        -
     Change in long-term debt                                              (879)                    (90)
                                                                        -------                  ---------

         Net cash provided by financing activities                         2,512                     2
                                                                       -   -----                 ---------

Effect of currency translation adjustment on cash                           13                       5
                                                                       -------                   ---------

Net increase (decrease) in cash and cash equivalents                      3,362                     (136)

Cash and cash equivalents
     at the beginning of the six month period                                 64                       411
                                                                         -------                  --------

Cash and cash equivalents
     at the end of the six month period                                   $3,426                   $   275
                                                                          ======                   =======

Cash paid during the six month period:
     Interest                                                            $    91                  $    135
     Income taxes                                                        $     -                  $       -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
         Common stock                                                   $      -                 $    (17)
         Additional paid-in-capita                                             -                   (1,683)
         Reduction in investment in Mutarestes B.V.                            -                    1,700
                                                                       --------         ---------------
                                                                        $      -                  $    -
                                                                        ========                  ==========




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

d.       Investment in Mutarestes B.V. and Subsidiary

The following summarizes the investment in Mutarestes B.V. and Subsidiary at the respective balance sheet dates:


                                                      December 31,                       June 30,
                                                        1996                                1997
                                                  ----------------------------------------------
       Investment in Mutarestes B.V.                  $11,729,500                        $10,331,500
                                                      -----------                        -----------

       Additional settlement costs                        302,000                                  -

       Less:
          Stock returned
              850,000 shares from
                Mutarestes owners @ $1.50              (1,275,000)                                 -
              850,000 shares from
                A. Hinnen, CEO of
                EuroMed @ $.50                           (425,000)                                 -
       Estimated proceeds                              (3,104,000)                        (3,104,000)
                                                       ----------                         ----------
          Net proceeds/investment amount               (4,502,000)                        (3,104,000)
                                                       ----------                         ----------

                    Net loss                           $7,227,500                         $7,227,500
                                                       ==========                         ==========



                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Continued)


d.       Investment in Mutarestes B.V. and Subsidiary (Continued)

The sale of Mutarestes B.V. and Subsidiary was completed in July 1997. Approximately $500,000 (1,000,000 Duth Guilders) of the proceeds were deposited in an escrow account. The Company will receive the escrow balance, subject to certain forfeiture provisions, after the Company's shareholders have approved the sale.

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

         Net Income. Results of operations decreased 396% to a loss of $(554,000) (7.9% of sales) for the three months ended June 30, 1997, compared with $187,000 net income (2.2% of sales) for the three months ended June 30, 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the maximum price law upon the margins of the Company.

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

         Net Income. Results of operations decreased 344% to a loss of $(886,000) (6.3% of sales) for the six months ended June 30, 1997 compared with $363,000 net income (2.0% of sales) for the six months ended June 30, 1996. The decrease in net income was primarily the result of declining sales volume and the effect of the implementation of the maximum price law upon the margins of the Company.


LIQUIDITY AND CAPITAL RESOURCES
         Cash (used in) operations was ($283,000) for the six months ended June 30, 1997 compared with $1,520,000 provided by operations for the six months ended June 30, 1996. This decrease is a result of the Company's operating loss for the six months ended June 30, 1997.

         Net cash provided by financing activities was $2,000 for the six months ended June 30, 1997 compared with $2,512,000 for the six months ended June 30, 1996. The Company's initial public offering of shares on March 19, 1996, was the significant source of cash for the six months ended June 30, 1996.

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

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS


         The Company is currently involved in three legal proceedings, two of which were initiated by the Company against one of its former directors, Gregory Alan Gaylor, and the others of which Gaylor filed against the Company and other parties. The first of those lawsuits is pending against Gaylor and Robert Jansonius, another former Company director, in Nevada State Court. There has been no substantive activity in this lawsuit in the past three months. The second lawsuit was filed by the Company against Gaylor in the United States District Court for the Northern District of Texas for business disparagement, malicious and intentional interference with Company management, and violations of federal securities laws. Gaylor failed to enter an appearance in this lawsuit, and a Default Judgment was entered against Gaylor on June 30, 1997.

         The third lawsuit was filed by Gaylor and Jan Bouwman (another former Company director), on behalf of themselves and other minority shareholders, against the Company and others on May 23, 1997, in the State District Court of Clark County, Nevada. The allegations in this third lawsuit include claims for corporate misgovernance, breach of fiduciary duty, negligence, breach of contract, and defamation. Gaylor and Bouwman claimed to have initiated the lawsuit individually and on behalf of approximately 36 other shareholders who allegedly submitted proxies to Gaylor and Bouwman to file the lawsuit. Gaylor and Bouwman initially obtained an ex parte temporary restraining order prohibiting the Company's divestiture of Pluripharm International, B.V., which was subsequently dissolved on May 30, 1997. Thereafter, Gaylor and Bouwman amended their lawsuit to assert claims against the Company derivatively on behalf of all of the Company's minority shareholders. Gaylor and Bouwman also requested relief in the form of a receivership and an injunction, and such relief was also denied by the court. The Company denies the allegations in the suit and intends to vigorously defend the case.

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

EuroMed, Inc.

Dated:   December 1, 1998

       Signature                                                      Title




/s/: Elbert G. Tindell                                    President and
Elbert G. Tindell                                         Chairman of the Board




/s/: Robert A. Shuey, III                               Chief Executive Officer,
Robert A. Shuey, III                                    Chief Financial Officer,
                                                        Treasurer and Director