Form 10-Q
period 1997-09-30
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

         On behalf of EuroMed, Inc. I hereby transmitt the 10k for the period end 09/30/97.


Best Regards,

Elbert G. Tindell
Chairman of the Board




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO ____________


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

                                 (214) 220-0693
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No X

As of December 01, 1998, there were 1,407,000 shares outstanding of the registrant's common stock, $0.01 par value.
----------------------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                 --------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

                  Balance Sheets -
                           December 31, 1996 and September 30, 1997            3

                  Statements of Operations -
                           Three months and nine months ended
                           September 30, 1996 and 1997                         5

                  Statements of Cash Flows -
                           Nine months ended September 30, 1996 and 1997       6

                  Notes to Financial Statements                                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS10


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   13

                         EUROMED, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS


                                                                       December 31,          September 30,
                                                                            1996                     1997
                                                                                               (Unaudited)

                                     ASSETS

Current Assets
     Cash and cash equivalents                                         $    26,757           $            -
     Receivables -
         Amount due from sale of discontinued operations                           -            1,200,000
         Due from EuroMed Europe, B.V.                                            -               300,000
     Prepaid expenses                                                         5,590                           -
                                                                       ------------          ------------------
         TOTAL CURRENT ASSETS                                                32,347            1,500,000
                                                                       ------------          -----------

Net Assets of Discontinued Operations                                     5,207,529                          -
                                                                         ----------          -----------------

         TOTAL ASSETS                                                  $5,239,876            $1,500,000
                                                                       ==========            ==========









                            See accompanying notes to
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS




                                                                       December 31,          September 30,
                                                                            1996                     1997

                                                                                               (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                          $    13,576             $   164,652
                                                                       -----------             -----------

         TOTAL CURRENT LIABILITIES                                         13,576                  164,652
                                                                  -------------        ---------------------

Stockholders' Equity
     Common Stock, par value $.01 per share;
         20,000,000 shares authorized; 4,000,000 and 2,300,000
         shares issued and outstanding, respectively                        40,000                  23,000
     Additional paid-in capital                                         12,013,000              10,330,000
     Retained (deficit)                                                 (6,661,362)             (8,885,402)
     Cumulative currency translation adjustment                            (33,088)                          -
                                                                       -----------           -----------------
                                                                         5,358,550               1,467,598

         Less:  23,000 Treasury Shares, at cost                           (132,250)               (132,250)
                                                                       -----------             -----------

         TOTAL STOCKHOLDERS' EQUITY                                       5,226,300             1,335,348
                                                                       ----------            ----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                          $5,239,876           $1,500,000
                                                                        ==========
















                            See accompanying notes to
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three months ended                Nine months ended
                                                 September 30,    September 30,     September 30,    September 30
                                                         1996          1997              1996          1997
                                                 ------------------    ------------------------------- ------

Sales                                               $           - $              -  $            - $             -
Cost of goods sold                                               -                -              -               -
                                                     -------------  ---------------  ------------- ---------------

   Gross profit                                               -                -                 -            -

Selling, general and administrative expenses              36,578         147,839           491,942       591,359
                                                     -----------   -------------       -----------  ------------
Operating Profit (loss)                                 (36,578)        (147,839)         (491,942)    (591,359)

Interest income                                               -                -            69,602            -
Interest (expense)                                        (9,000)                  -        (9,000)              -
                                                     -----------  ------------------- ----------------------------
Income (loss) before income taxes                       (45,578)        (147,839)         (431,340)    (591,359)

Income tax (expense) benefit                                -                   -               -          -
                                                     --------------- ---------------------------------------------------

(Loss) from continuing operations                       (45,578)        (147,839)         (431,340)    (591,359)

Discontinued operations
   Income (loss) from discontinued operations           165,578         (271,051)          914,340     (713,695)
   Estimated loss on disposal of discontinued
       operations                                                -      (918,986)                -     (918,986)
                                                     ------------- -------------    -------------- ------------

Net income (loss)                                    $  120,000     $(1,337,876)       $   483,000  $(2,224,040)
                                                     ==========     ===========        ===========  ===========

Weighted average number of
   common shares outstanding                          3,787,500        2,300,000        3,060,000      3,320,000
                                                     ==========     ============       =========== =============

Income (loss) per share:
   Continuing operations                             $       (.01)$         (.06)    $        (.14)$        (.18)
   Discontinued operations -
       Income (loss) on operations                          .04             (.12)              .30         (.21)
       Estimated loss on disposal                                -           (.40)               -           (.28)
                                                     ------------- --------------   -------------- --------------

       Total                                         $        .03 $         (.58)     $         .16$        (.67)
                                                     ============ ==============      ===========================








                            See accompanying notes to
                             financial statements.


                         EUROMED, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
       (UNAUDITED)


                                                                                        Nine months ended
                                                                       September 30,             September 30,
                                                                             1996                         1997
                                                                       -----------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) from continuing operations                                    $ (431,340)               $ (591,359)

Changes in operating assets and liabilities:
     Prepaid expenses                                                             -                      5,590
     Accounts payable and accrued liabilities                                        -                 151,075
                                                                       ---------------             -----------

         Net cash (used in) continuing operations                        (431,340)                    (434,694)
                                                                       ----------                ----------

         Net cash provided by discontinued operations                       331,340                   407,937
                                                                         ----------                ----------

         Net cash (used in) operating activities                           (100,000)                  (26,757)
                                                                          ---------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in unconsolidated subsidiary                           $(5,992,000)              $             -
                                                                       -----------               ---------------

         Net cash (used in) investing activities                         (5,992,000)                            -
                                                                        -----------              ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Sale of common stock                                              6,247,500                                -
     Purchase of treasury shares                                           (132,250)                            -
                                                                       ------------              ----------------

         Net cash provided by financing activities                       6,115,250                               -
                                                                       -----------               -----------------

Net increase (decrease) in cash and cash equivalents                   23,250                         (26,757)

Cash and cash equivalents
     at the beginning of the nine month period                                       -                 26,757
                                                                       ---------------           ------------

Cash and cash equivalents
     at the end of the nine month period                               $     23,250              $               -
                                                                       ============              =================

Cash paid during the nine month period:
     Interest                                                          $      9,000              $              -
     Income taxes                                                      $          -              $              -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
         Common stock                                                  $              -          $    (17,000)
         Additional paid-in-capital                                                -                (1,683,000)
         Reduction in investment in Mutarestes B.V.                                  -               1,700,000
                                                                       --------------             -----------

                                                                       $            -            $            -
                                                                       ==============            =================

                            See accompanying notes to
                             financial statements.




                         EUROMED, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

b.       Earnings Per Share

Earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock outstanding during the three-month and nine month periods ended September 30, 1997, using the treasury stock method.
c.       Discontinued Operations

In the summer of 1997, the Company's management concluded the sale of the Company's investment in Mutarestes B.V. and determined that the Company should divest itself of the remaining operating subsidiaries. On November 26, 1997, the Company executed the "Purchase Agreement by and between EuroMed, Inc. and Neopharm B.V." Selected provisions of the agreement are as follows:

       !   80% of capital stock sold to Neopharm of EuroMed Europe, B.V.
       !   Sale Proceeds $1,000,000
       !   Retainment of $300,000 receivable from EuroMed Europe, B.V.
       ! Assignment to the Company of $500,000 of the claim against the purchaser of Mutarestes B.V.

Additionally, in connection with the sale of EuroMed Europe, B.V., the Company entered into a settlement agreement with Dr. A. Francois Hinnen and his affiliates to return 1,000,000 common shares owned by them to the Company and in return the Company would transfer ownership of certain assets to Dr. Hinnen. Management has determined that the remaining 20% interest held in EuroMed Europe B.V. had no realizable value and the collection of the $500,000 claim against the purchse of Mutarestes B.V. was not probable; therefore no value was given to these assets at September 30, 1997.




                                   (Continued)

                         EUROMED, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

c.       Discontinued Operations (Continued)

         The financial statement of EuroMed Europe B.V. as of September 30, 1997 are as follows:


                              EUROMED EUROPE, B.V.
                                  BALANCE SHEET

                               September 30, 1997

                                     ASSETS

                      Current Assets                                                  $6,850,655

                      Vehicles, Furniture and Equipment, net                             399,959

                      Other Assets                                                       510,281

                      Total Assets                                                    $7,760,895

                             LIABILITIES AND EQUITY

                      Liabilities                                                     $5,963,189

                      Equity                                                           1,797,706

                                                                                      $7,760,895

                              EUROMED EUROPE, B.V.
                             STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                   ('000 omitted)

                      Sale $  26,395

                      Cost of Sale                                                        24,760

                      Gross Profit                                                         1,635

                      Selling, general and administrative expense                          2,349

                      Net (Loss)                                                      $     (714)
                                                                                      ==========


                                   (Continued)

                         EUROMED, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

c.       Discontinued Operations (Continued)

The loss on the disposal of the Subsidiary is as follows:

                  Net investment in EuroMed Europe, B.V.                                $ 2,063,763

                  Professional fees incurred in connection
                     with sale of EuroMed Europe                                              55,223

                                                                                        2,118,986

                  Proceeds from sale                                                    (1,000,000)

                  Fair value of Francois Hinnen stock returned to company
                     (1,000,000 shares @ $.20)                                              (200,000)
                                                                                        ------------

                  Net loss                                                              $    918,986
                                                                                        ============


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "Common Stock). On June 15, 1994, computer equipment with estimated value of $4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. ("EuroMed" or the "Company") and increased its authorized shares to 20,000,000 shares of Common Stock with a new par value of $0.01 per share, and 5,000,000 preferred shares with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its Common Stock.

On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, the Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. ("EuroMed Europe"). Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"), a Netherlands limited liability company, which is owned by Pantapharma B.V., which is owned by A. Francois Hinnen. All of the shares of EuroMed Europe were then exchanged for 1,850,000 shares of Common Stock. Neither EuroMed Europe nor the Company had any operations, and these transactions were completed in contemplation of an initial public offering ("IPO") of shares of EuroMed. In March 1996 EuroMed completed its IPO by selling 1,150,000 shares of its common stock at $6.50 per share. The proceeds of the IPO and 850,000 shares of its common stock were used to acquire Mutarestes B.V. and Subsidiary ("Mutarestes") in July 1996 (estimated acquisition price of $11,729,500). Almost immediately, upon completion of the acquisition of Mutarestes, differences developed between various officers, directors and shareholders. Mutarestes was subsequently sold in July 1997 with a significant loss being recognized and the 850,000 shares of common stock being returned to the Company. In addition, A. Francois Hinnen returned 850,000 shares of common stock to the Company to mitigate the effect of the loss on the Mutarestes transactions.

As a result of the failed acquisition of Mutarestes and a significant change in the Dutch law as it related to the wholesale price of pharmaceuticals, the Board of Directors concluded that it was in the best interest of EuroMed to divest itself of its remaining Dutch pharmaceutical operations. In November 1997, EuroMed Europe and its subsidiaries were sold. EuroMed recognized a substantial loss on the disposal of EuroMed Europe; therefore, the Board of Directors negotiated with A. Francois Hinnen the return of 1,000,000 shares of EuroMed's common stock to lessen the effects of the loss on disposal for the remaining shareholders.

EuroMed currently has no business operations; however, its President and Board of Directors are actively seeking appropriate business acquisitions.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996 and Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

As of September 30, 1997 the Company had no sales. Selling, general and administrative expenses for the three and nine months ended September 30, 1997 were $147,839 and $591,359, respectively, and were comprised primarily of legal and professional fees incurred as part of the legal proceeding described in Part II Item 1 Legal Proceedings.

Selling, general and administrative expenses for the three and nine months ended September 30, 1996 were $30,578 and $491,942, respectively, and were comprised primarily of legal and accounting expenses incurred in connection with the Company's initial public offering and professional fees for the recurring public reporting. The $69,600 interest income was earned on the funds raised on the initial public offering prior to the time the funds were expended for the investment in Mutarestes B.V.

LIQUIDITY AND CAPITAL RESOURCES

         Cash (used in) operations was $(26,757) for the nine months ended September 30, 1997 compared with $(100,000) provided by operations for the nine months ended September 30, 1996. The cash used in operations was offset partially by advances from the discontinued operations.

         Net cash provided by financing activities was $0 for the nine months ended September 30, 1997 compared with $6,115,000 for the nine months ended September 30, 1996. The Company's initial public offering of shares on March 19, 1996, was the significant source of cash for the nine months ended September 30, 1996.

         Cash and cash equivalents at the end of the nine months ended September 30, 1997 was $-0- compared with $23,250 at the end of nine months ended September 30, 1996.

         Management is of the opinion that the proceeds from the sale of the discontinued operations, should be sufficient to finance and sustain operations at the present level for at least twelve months or until such time as an appropriate merger is completed.

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

         The Company is still involved in three legal proceedings, two in Nevada State Court and one in the United States District Court for the Northern District of Texas. There has been no substantive activity in the past three months in the first Nevada suit filed by the Company against former directors Gregory Alan Gaylor and Robert Jansonius.

         The second legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor for his malicious interference with Company management, business disparagement, and violation of federal securities laws. On July 29, 1997, U.S. Senior District Judge Barefoot Sanders granted a Final Judgment awarding the Company actual damages against Gaylor in the amount of $5,350,000, and punitive damages in the amount of $10,700,000 for Gaylor's malicious and intentional interference and disparagement of the Company's management. Gaylor was also permanently enjoined from violating federal securities laws, including Section 13(d) of the Securities Exchange Act of 1934.

         The third legal proceeding is a Nevada lawsuit filed by Gaylor and Jan Bouwman (another former director), on behalf of themselves and the Company's minority shareholders, against the Company. Among other allegations, Gaylor and Bouwman requested that a receiver be appointed to run the Company and that an injunction be entered to block the Company's divestiture of Pluripharm
International, B.V. On July 3, 1997, the Nevada State Court denied Gaylor and Bouwman's requested relief but, with the agreement of the Company, appointed a special master to conduct an investigation of specific transactions. The master's report has not been received and discovery in the case has not been completed. The Company denies Gaylor and Bouwman's allegations and will continue to vigorously defend the case.

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

             (2) Previously filed as an Exhibit to Report in Form 8-K dated July 4, 1997, and incorporated herein by referenced

(b)          Reports of Form 8-K

             The Company filed a report on Form 8-K dated July 4, 1997 to report on Item 2 event.

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