Form 10-K
period 1997-12-31
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

         On behalf of EuroMed, Inc. I hereby transmitt the 10k for the period end 12/31/97.


Best Regards,

Elbert G. Tindell
Chairman of the Board

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    Form 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1997

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                           Commission File No.0-27720

                                  EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                                      88-031770
         (State or other jurisdiction          (IRS Employer Identification No.)
        of incorporation or organization)

                  8214 Westchester, Suite 500
                                Dallas, TX 752254
                    (Address of principal executive offices)

                                  214-220-0693
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act

          Title of each class Name of each exchange on which registered

None None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [x]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Bulletin Board, on December 1,1998 ($0.75). Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number shares outstanding of the registrant's common stock as of December 1, 1998 was:

                      1,407,000 shares of common stock, par
value $.01 per share.

                                  EUROMED, INC.

                      For the Year Ended December 31, 1997

                                Table of Contents

                                                                          Page

Part I

    Item 1:        Business.............................................  .....3

    Item 2:        Properties.................................. .....   .....
    Item 3:        Legal Proceedings.............................        ......3

    Item 4:        Submission of Matters to a Vote of Security Holders... ...

Executive Officers of the Registrant...............................    .

Part II

    Item 5:        Market for the Registrant's Common Equity and Related
                   Stockholder Matters.............................            4

    Item 6:        Selected Financial Data.................. ....          ....5

    Item 7:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................                   6

    Item 8:        Financial Statements and Supplementary Data.................7

    Item 9:        Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.................                   25

Part III

    Item 10:       Directors and Executive Officers of EuroMed, Inc...........25

    Item 11:       Executive Compensation..................................   25

    Item 12:       Security Ownership of Certain Beneficial Owners and
                   Management.......................................          29

    Item 13:       Certain Relationships and Related Transactions..... .  ..

Part IV

    Item 14:       Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K....................................             .30







                                     PART I

Item 1. Business

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

As a result of the failed acquisition of Mutarestes and a significant change in the Dutch law as it related to the wholesale price of pharmaceuticals, the Board of Directors concluded that it was in the best interest of EuroMed to divest itself of its remaining Dutch pharmaceutical operations. In November 1997, EuroMed Europe and its subsidiaries were sold. EuroMed recognized a substantial loss on the disposal of EuroMed Europe; therefore, the Board of Directors negotiated with A. Francois Hinnen the return of 1,000,000 shares of EuroMed's common stock to lessen the effects of the loss on disposal for the remaining shareholders of EuroMed.

EuroMed currently has no business operations; however, its President and Board of Directors are actively seeking appropriate business acquisitions.

Item 3.  Legal Proceedings

    The Company is still involved in three legal proceedings, two in Nevada State Court and one in the United States District Court for the Northern District of Texas. There has been no substantive activity in the past three months in the first Nevada suit filed by the Company against former directors Gregory Alan Gaylor and Robert Jansonius.

    The second legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor in which a Final Judgment in the total amount of approximately $16 million was awarded in favor of the Company against Gaylor. Gaylor has not tendered any payments under the Final Judgment and it remains wholly unsatisfied.

    The third legal proceeding is a Nevada lawsuit filed by Gaylor and Jan Bouwman (another former director), on behalf of themselves and the Company's minority shareholders, against the Company. A special master was appointed, with the Company's agreement, to investigate Gaylor and Bouwman's allegations against the Company. The special master conducted hearings in December 1997, but no report has been issued by the special master as of yet.


                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         The Company's common stock has been included for quotation of the Bulletin Board National Market under the symbol "EMED" since December 1996. Before this time from March 19, 1996 to December 30, 1996 the stock was traded on the Nasdaq National market under the symbol "EMED".

The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock for fiscal year 1997.
                                            1997
                                                                    Dividends
    Quarter                           High             Low           per Share
------------------------------------------------------------------------------
    First Quarter                    $2.63            $0.63              -
    Second Quarter                    1.50             0.50              -
    Third Quarter                     0.75             0.19              -
    Fourth Quarter                    0.75             0.16              -

         At November 27, 1998 the Company had 31 stockholders of record of its common stock and 1,407,000 shares outstanding.

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

Item 6:  Selected Financial Data

    The following selected consolidated financial data for each of the five years in the period ended December 31, 1997, have been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                     FISCAL YEAR ENDED DECEMBER 31,

                                                                   1993*          1994*          1995*          1996            1997

       Statement of Operations Data:
       Sales                                                 $        --    $        --    $        --    $        --    $        --
       Gross Profit                                                   --             --             --             --             --
       Selling, General and Administrative Expenses                   --             --             --        590,313        618,198
       Net (Loss) from Continuing Operations                          --             --             --      (538,798)      (618,198)
       Net Income (Loss)                                         444,000        637,000        836,000    (7,708,361)    (2,273,879)
       Weighted Average Number of Shares Outstanding           2,000,000      2,000,000      2,000,000      3,276,923     2,940,769
       Income (Loss) per Share:
                Continuing Operations                                                                   $    (.21)       $     (.16)
                Discontinued Operations
                         Income (Loss) on Operations               $.22           $.34           $.42         (2.19)          (0.24)
                         Estimated Loss on Disposal                                                                           (0.32)
       Total                                                       $.22          $ .34         $  .42    $   (2.35)          $ (.77)


       Balance Sheet Data at Year End                            $   --           $ --          $  --       $   --          $    --
       Total Current Assets                                          --             --              --     $ 32,347      $ 1,202,170

       Net Assets of  Discontinued Operations                        --             --             --      5,207,529              --
       Total Assets                                                  --             --             --      5,239,876       1,202,170
       Current Liabilities                                           --             --             --         13,576          88,223
       Stockholders' Equity                                          --             --             --      5,226,300       1,113,947

*There were no operating activities in EuroMed, Inc. in these years.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .........
Year ended December 31, 1997 Compared to Year ended December 31, 1996

As of December 31, 1997 the Company had no sales. Selling, general and administrative expenses for the year ended December 31, 1997 were $618,198 and were comprised primarily of legal and professional fees incurred as part of the legal proceeding described in Part I, Item 3, Legal Proceedings.

Selling, general and administrative expenses for the year ended December 31, 1996 were $590,313 and were comprised primarily of legal and accounting expenses incurred with the Company's initial public offering and professional fees for the recurring public reporting. The $69,600 interest was earned on the funds raised on the initial public offering prior to the time the funds were expended for the investment in Mutarestes B.V.

Liquidity and Capital Resources

Cash (used in) continuing operations was $(509,524) for the year ended December 31, 1997 compared with $(530,811) used by operations for the year ended December 31, 1996. The cash used in operations was offset partially by advances from the discontinued operations.

Net cash provided by financing activities was $0 for the year ended December 31, 1997 compared with $6,115,250 for the year ended December 31, 1996. The Company's initial public offering of shares on March 19, 1996, was the significant source of cash for the year ended December 31, 1996.

Cash and cash equivalents at the end of the year ended December 31, 1997 was $232,170 compared with $26,757 at the year ended December 31, 1996. The increase is due to collection of amounts due from the disposal of the subsidiary.

Management is of the opinion that proceeds from the sale of discontinued operations should be sufficient to finance and sustain operations at the present level for at least twelve months or until such time as a merger is completed.

Nasdaq Delisting

 .........On  November  22,  1996,  the Nasdaq  Market  Authorities  notified and removed EuroMed from trading on the Nasdaq market. This step was confirmed as a result of a hearing held December 3, 1996. The hearing established that EuroMed had violated several of Nasdaq's statutory requirements for participation in its markets including, the nondisclosure of a material business acquisition in which the Company would expend stockholder cash assets as well as a common stock dilution by filing the 13d late, the release of public information before the
Nasdaq  markets  were   informed,   and  nonpayment  to  Nasdaq  fees  for  said
transactions. On December 30, 1996, the EuroMed Stock was listed on the Bulletin Board Exchange.

Item 8: Financial Statements and Supplementary Data











 .........TABLE OF CONTENTS





Auditors' Reports                                                    F-3 and F-4
Balance Sheets as of December 31, 1996 and 1997                              F-5

Statements of Operations for the years ended December
31, 1995, 1996 and 1997                                                      F-7

Statements of Shareholders' Equity and Comprehensive Income (Loss)
 .........for the years ended December 31, 1995, 1996 and 1997                F-8

Statements of Cash Flows for the years ended December 31, 1995, 1996
 .........and 1997                                                            F-9

Notes to the Financial Statements                                           F-11


































                                AUDITOR'S REPORT




Board of Directors and Stockholders
EuroMed, Inc. and Subsidiaries


We have audited the balance sheets of EuroMed, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of EuroMed, Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EuroMed, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.





/s/ KILLMAN, MURRELL & COMPANY, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
October 16, 1998
Dallas, Texas



















                                AUDITOR'S REPORT




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


/s/ KPMG ACCOUNTANTS N.V.
KPMG Accountants N.V.

Amstelveen, The Netherlands
February 15, 1996






















       EUROMED, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                                     ASSETS

                                                              1996                               1997
                                                         --------------                    ----------

Current Assets
   Cash and cash equivalents                              $     26,757                       $   232,170
   Receivables - Note 4
       Proceeds from sale of subsidiary                              -                           670,000
       Due from EuroMed Europe, B.V.                                 -                           300,000
   Prepaid expenses                                              5,590                                 -
                                                         -------------                   ---------------

       TOTAL CURRENT ASSETS                                     32,347                         1,202,170

Net Assets of Discontinued Operations                        5,207,529                                 -
                                                           -----------                   ---------------

           TOTAL ASSETS                                    $ 5,239,876                       $ 1,202,170
                                                           ===========                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other accrued liabilities            $     13,576                      $     88,223
                                                          ------------                      ------------

Commitments and contingencies - Notes 2 and 3                        -                                 -

Stockholders' Equity - Note 3
   Common Stock, par value $.01 per share;
       20,000,000 shares authorized; 4,000,000
       and 1,430,000 shares issued and outstanding,
       respectively                                             40,000                            14,300
   Additional paid-in capital                               12,013,000                        10,167,138
   Retained (deficit)                                       (6,661,362)                       (8,935,241)
   Cumulative currency translation
 adjustment                                                    (33,088)                              -
                                                              ------------             ---------------
                                                             5,358,550                         1,246,197
           Less:  23,000 Treasury
Shares, at cost                                               (132,250)                         (132,250)
                                                          ------------                      -------------

           TOTAL STOCKHOLDERS' EQUITY                        5,226,300                         1,113,947
                                                           -----------                       -----------

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                       $ 5,239,876                       $ 1,202,170
                                                           ===========                       ===========








                          The accompanying notes are an
                  integral part of these financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                       1995              1996           1997
                                                                   -------------          ------------   --------

Selling, general and administrative
 expenses                                                         $           -        $  (590,313)     $  (618,198)
                                                                    -------------        -----------    -----------

   Operating (loss)                                                           -         (590,313)        (618,198)

Other Income (Expense)
   Interest income                                                            -           69,602                -
   Interest (expense)                                                         -          (18,087)               -
                                                                  -------------     ------------  ---------------

   Loss before income taxes                                                   -         (538,798)        (618,198)

Income taxes - Note                                                           -                -                -
                                                                  -------------  ---------------  ---------------

   Net (loss) from continuing operations                                      -      $  (538,798)     $  (618,198)

Discontinued operations - Note 4
   Operating income (loss) from
discontinued operations                                                 836,000       (7,169,563)        (713,695)
Loss on sale of
discontinued
operations                                                               -                    -         (941,986)
                                                                 -------------      -------------     ------------

       Net income (loss)                                             $  836,000      $(7,708,361)     $(2,273,879)
                                                                     ==========      ===========      ===========

Weighted average number of shares
outstanding                                                          2,000,000          3,276,923        2,940,769
                                                                      ==========       ===========      ===========

Income (loss) per share:
   Continuing operations                                          $           -    $        (.16)   $        (.21)
   Discontinued operations -
       Income (loss) on operations                                          .42            (2.19)            (.24)
       Estimated loss on disposal of
 discontinued operations                                                      -                -             (.32)
                                                                  -------------  ---------------   --------------

           Total                                                     $      .42    $       (2.35)   $        (.77)
                                                                     ==========    =============    =============















                          The accompanying notes are an
                  integral part of these financial statements.


                         EUROMED, INC. AND SUBSIDIARIES

       STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                         (IN THOUSANDS OF U.S. DOLLARS)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                     Common        Common                            Cumulative
                                    Stock         Stock      Additional   Retained    currency    Treasury     Total
                                    EuroMed      Galenica &   Paid-in     Earnings/ translation    Share    Shareholders'
     Inc.         Confedera       Capital        (Deficit)   adjustment   Purchase     Equity

Balance as of December 31,
 1994                               $    -      $       56   $      12    $    211  $      (22)$       - $       257
   Formation of the operating group:
       Change in par value and 150
           for 1 stock split              2              -          (2)          -           -          -        -
       Acquisition of Galenica B.V.
           and Confedera B.V. by
           EuroMed, Inc. through
           the issuance of 1,850,000
           shares of common
           stock                        18             (56)         38           -           -            -            -
   Comprehensive income:
       Net income                        -               -           -         836           -            -          836
       Currency translation
           adjustment                    -               -           -           -          24            -           24
                     ------------
              Total comprehensive
                 income                  -               -           -           -           -            -          860
                                   -------     -----------  ----------   --------- -----------    ---------  -----------

Balance as of December 31, 1995         20               -           48      1,047           2            -        1,117
       Sale of common stock
           March 1996, net of
           issuing cost of $1,228       12               -       6,236           -           -            -        6,248
       Acquisition of subsidiary
           July 1996 - note              8               -       5,729           -           -            -        5,737
       Treasury stock purchase           -               -           -           -           -         (132)        (132)
   Comprehensive (loss):
       Net loss                          -               -           -      (7,708)          -            -       (7,708)
       Currency translation
           adjustment                    -               -           -           -         (35)           -          (35)

              Total comprehensive
                 loss                    -               -           -           -           -            -       (7,743)
                                   -------     -----------  ----------   --------- -----------    ---------  -----------

Balance as of December 31, 1996         40               -      12,013      (6,661)        (33)        (132)       5,227
   Shares acquired in the disposal
       of an investment in
       Mutarestes, B.V.                (17)              -      (1,683)          -           -            -       (1,700)
   Shares acquired from stockholder
       in settlement of claims         (10)              -        (190)          -           -            -         (200)
   Share issued in exchange for
       services                                          1           -          27           -            -            -   28
   Comprehensive (loss):
       Net loss                          -               -           -            -     (2,274)           -            -   (2,274)
       Currency translation
           adjustment                    -               -           -           -          33            -           33
                                                                                                            ------------
              Total comprehensive
                 (loss)                  -               -           -           -           -            -       (2,241)
                                   -------     -----------  ----------   --------- -----------    ---------  -----------

Balance as of December 31, 1997      $  14     $         -     $10,167     $(8,935)$         -      $  (132)  $    1,114
                                     =====     ===========     =======     ======= ===========      =======   ==========

                          The accompanying notes are an
                  integral part of these financial statements.



                         EUROMED, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

   YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                     1995              1996             1997
                                                                   -------          -----------    ---------

Cash flows from operating activities:
Net income (loss) from continuing activities                      $      -         $  (538,798)    $  (618,198)
Adjustments to reconcile net income (loss) to cash
   flow from operations
       Stock issued for services rendered                                -                   -          28,438
Changes in operating assets and liabilities:
   Other receivables and prepaid expenses                                -              (5,590)          5,590
   Accounts payable and other accrued liabilities                        -              13,577          74,646
                                                                  --------        ------------    ------------

           Net cash (used in) continuing
              operations                                                 -            (530,811)       (509,524)
                                                                  --------         -----------     -----------
           Net cash provided by discontinued operations                  -             434,318         414,937
                                                                  --------         -----------     -----------
           Net cash (used in) operating activities                       -             (96,493)        (94,587)
                                                                  --------        ------------    ------------

Cash flows from investing activities:
   Proceeds from disposal of discontinued operations                     -                   -         300,000
   Investment in Mutarestes B.V. and Subsidiary                          -          (5,992,000)              -
                                                               -----------         -----------  --------------

       Net cash (used in) provided by  investing activities              -          (5,992,000)        300,000
                                                               -----------         -----------     -----------

Cash flows from financing activities:
   Common stock issued                                                   -           6,247,500               -
   Purchase of Treasury Shares                                           -            (132,250)              -
                                                               -----------        ------------  --------------

       Net cash provided by financing activities                         -           6,115,250               -
                                                               -----------         -----------  --------------

Net increase in cash and cash equivalents                                -              26,757         205,413

Cash and cash equivalents at the beginning of the year                   -                   -          26,757
                                                               -----------     ---------------    ------------

Cash and cash equivalents at the end of the year                $        -        $     26,757     $   232,170
                                                                ==========        ============     ===========

Cash paid during the year:
   Interest                                                     $        -        $     18,087  $            -
                                                                ==========        ============  ==============
   Income taxes                                                 $        -      $            -  $            -
                                                                ==========      ==============  ==============

Supplemental schedule of noncash investing and financing activities:
       Increase in assets                                       $        -        $    62,096                -
       Assumption of liabilities                                         -            (33,403)               -
       Reduction in due from affiliated companies in
           connection with acquisition of Galenica Belgium S.A.          -            (28,693)               -
  Common     stock                                                       -          (8,500)            17,000
       Additional paid-in-capital                                                  (5,729,000)       1,683,000
       Investment in Mutarestes                                          -          5,737,500       (1,700,000)
                                                                ----------         ----------      -----------

                                                                $        -      $           -   $            -
                                                                ==========      =============   ==============
                          The accompanying notes are an
                  integral part of these financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History

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

As a result of the failed acquisition of Mutarestes and a significant change in the Dutch law as it related to the wholesale price of pharmaceuticals, the Board of Directors concluded that it was in the best interest of EuroMed to divest itself of its remaining Dutch pharmaceutical operations. In November 1997, EuroMed Europe and its subsidiaries were sold. EuroMed recognized a substantial loss on the disposal of EuroMed Europe; therefore, the Board of Directors negotiated with A. Francois Hinnen the return of 1,000,000 shares of EuroMed's common stock to lessen the effects of the loss on disposal for the remaining shareholders of EuroMed.

EuroMed currently has no business operations; however, its President and Board of Directors are actively seeking appropriate business acquisitions.

Description of Business

Prior to November 1997, EuroMed and its operating companies, Galenica and Confedera (collectively, the "Companies"), which are based in Oosterhout, The Netherlands, primary business was the wholesale distribution of medicines. The Companies' customers were primarily located in The Netherlands. The Companies' products were readily available and the companies are not dependent on a single supplier or a few suppliers. Business operations ceased in November 1997 upon the disposal of Galenica and Confedera.



                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EuroMed has recognized significant losses from its disposal of subsidiaries and general corporate expenses incurred in the United States. Realization of any portion of the deferred tax asset resulting from the net operating loss carryforward is not considered more likely than not. No deferred tax asset or valuation allowance has been estimated due to the anticipated change in ownership which severely restricts the use of the net operating carryforward.

Pension and Other Post-Retirement and Post-Employment Plans

The Companies have no defined benefit pension plan nor other post-retirement or post-employment plans.

Foreign Currencies Translation

The functional currency of the foreign subsidiaries was the Dutch guilder. The reporting currency herein is the US dollar. The translation of guilders into US dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for income statement amounts using average exchange rates during the period. The gains and losses resulting from translations are included in stockholders' equity.

Cash Equivalents

All  highly  liquid   investments   purchased   with   original   maturities  of
approximately three months or less are considered to be cash equivalents.





                                   (Continued)

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Earnings per share for the year ended December 31, 1995 is based upon net income divided by 2,000,000 shares of Common Stock outstanding. Loss per share for the years ended December 31, 1996 and 1997 is based upon the weighted average number of common shares outstanding during the year.

Reclassification of 1996 Balance Sheet

Due to the disposal of all subsidiaries in 1997, the assets, liabilities and operations applicable to these subsidiaries as of December 31, 1996 were reclassified into single balances in the accompanying balance sheet and statements of operations and cash flows.


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

As of December 31, 1997, 1996 and 1995, no grants have been awarded under this plan.


NOTE 3:  RELATED PARTY TRANSACTION

The Board of Directors authorized the issuance of common stock to EuroMed's President and to an unaffiliated individual for services rendered to EuroMed in November and December 1997. The summary below sets forth these transaction:


                                                                   Fair                Number
                                                Month             Value Per             of             Expense
       Individual                              Issued              Share              Shares            Amount
       -------------------------------------------------------------------------------------------------------
       Elbert Tindell, President             December 1997      $      .20            100,000         $ 20,000

       William Rapaglia                      November 1997       $  .28 1/8            30,000            8,438
                                                                                      ------------------------
                                                                                      130,000         $ 28,438
                                                                                      ========================


                                   (Continued)


                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997


NOTE 3:  RELATED PARTY TRANSACTION (CONTINUED)

In addition to the $28,438 charge against fourth (4th) quarter operations, a $23,000 bonus for Elbert Tindell was approved in December 1997.

In December 1997, the Board of Directors authorized the issuance of 100,000 warrants to purchase common stock of EuroMed to each of the three (3) Directors of EuroMed at a price of $.30. The fair value of the common shares was $.20 (Bid Price) at the date the warrants were authorized; therefore, no expense was recognized in connection with the warrant issue.

In December 1997, the Board of Directors authorized the following monthly compensation:

                                                                                                      Monthly
           Name                                  Position                                              Amounts

           Elbert Tindell                        Chief Executive Officer and
                                                    Chairman of the Board                               $5,000

           Robert A. Shuey, III                  Chief Financial Officer and
                                                    Director                                            $3,000

           Jesse Shelmire, IV                    Director                                               $3,000


     In December, Mr. Shuey and Mr. Shelmire were each paid $7,000 for services rendered as Directors of EuroMed.


NOTE 4:  DISCONTINUED OPERATIONS

In the summer of 1997, EuroMed's management concluded the sale of its investment in Mutarestes B.V. and Subsidiary and determined that EuroMed should divest itself of the remaining operating subsidiaries. On November 26, 1997, the Company executed the "Purchase Agreement by and between EuroMed, Inc. and Neopharm B.V." Selected provisions of the agreement are as follows:

       !   80% of capital stock sold to Neopharm B.V. of EuroMed Europe B.V.
       !   Sale Proceeds $1,000,000
       !   Retainment of $300,000 receivable from EuroMed Europe B.V.
       ! Assignment to the Company of $500,000 of the claim against the purchaser of Mutarestes B.V.





                                   (Continued)



                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997


NOTE 4:  DISCONTINUED OPERATIONS (CONTINUED)

Management has determined that the remaining 20% interest held in EuroMed Europe B.V. had no realizable value and the collection of the $500,000 claim against the purchase of Mutarestes B.V. was not probable; therefore no value was given to these assets at September 30, 1997. Additionally, in connection with the sale of EuroMed Europe B.V., the Company entered into a settlement agreement with Dr. A.
Francois Hinnen and his affiliates which included the following provisions:

       !   Hinnen's affiliate to return 1,000,000 shares of EuroMed's common stock
       !   Hinnen to resign as director of EuroMed
       !   Hinnen and his affiliates resign as the managers of EuroMed's operating subsidiaries
       !   Hinnen to receive EuroMed's 51% interest in Confedera Philippines,
Inc. and title to a used automobile and personal computer
       !   Each party to the agreement to release each other for any claims they may have against each other

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

                                                                                      $7,760,895





                                   (Continued)


                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   DECEMBER 31, 1995, 1996 AND 1997


NOTE 4:  DISCONTINUED OPERATIONS (CONTINUED)


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

           Fair value of A. Francois Hinnen's affiliate
              stock returned to company (1,000,000 shares @ $.20)                       (200,000)
                                                                                    ------------

                      Net loss                                                      $    918,986
                                                                                    ============








                                   (Continued)


                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


NOTE 5:  ACQUISITION AND DISPOSAL OF A SIGNIFICANT ASSET

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

The Company divested itself of the capital stock of Pluripharm and other related assets in the second quarter of 1997. The Company took this step primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. The operations were not consolidated due to the objections of the management of Pluripharm and the problems resulting from the litigation initiated by the various owners/managers of the companies. The divestiture includes; (i) Houdstermaatschappij Singultus B.V. ( a private company with limited liability under the laws of the Netherlands, which is owned by management of Pluripharm) will acquire all of the capital stock of Pluripharm for an estimated $3,104,000 (6,100,000 Dutch guilders), and (ii) the return of 850,000 shares of common stock. The terms of divestiture agreement included the provision that EuroMed will not be entitled to any of the earnings of Pluripharm during the time of ownership.








                                   (Continued)



   EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


NOTE 5:  ACQUISITION AND DISPOSAL OF A SIGNIFICANT ASSET (CONTINUED)



The following summarizes the investment in Mutarestes B.V. and Subsidiary and the resulting estimated loss upon disposal:

       Acquisition
           Cash                                                  $ 5,877,000
           Cost of acquisition                                       115,000
                                                                ------------
                  Total cash advanced                              5,992,000

           850,000 shares of common stock issued
               at a fair value of $6.75 per share                  5,737,500
                  Total investment                                11,729,500

       Disposal

           Estimated cash proceeds                                 3,104,000

           Disposal costs                                           (302,000)
                  Net cash provided                                2,802,000
           Stock returned to Company:
               850,000 shares of common stock
                  held by the owners of Mutarestes
                  B.V. at a fair value of $1.50
                  (March 1997)                                     1,275,000

               850,000 shares of common stock
                  held by Francois Hinnen at a
                  fair value of $.50 (September 1997)               425,000
                                                                 ------------
                                                                   4,502,000
           Estimated net loss                                    $ 7,227,500
                                                                 ===========

The fair value, of 850,000 shares returned to EuroMed by Mr. Francois Hinnen, CEO of EuroMed, is included in the loss estimate since the Board of Directors requested that Mr. Hinnen give up shares to help mitigate the loss on the disposal for those shareholders who purchased stock in the March 1996 initial public offering.





                                   (Continued)



   EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


NOTE 5:  ACQUISITION AND DISPOSAL OF A SIGNIFICANT ASSET (CONTINUED)

The following pro forma balance sheet (balance sheet does not include reclassifications related to discontinued operations) reflects the sale of the investment as if it had occurred on December 31, 1996 (in thousands of U.S. dollars):

                         EUROMED, INC. AND SUBSIDIARIES

                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                                     ASSETS


                                                                                      Pro Forma               Pro Forma
                                                                   Historical        Adjustments               Total

Current Assets
   Cash and cash equivalents                                        $    411            $ 2,802               $  3,213
   Receivable and prepaid assets                                       2,747                  -                  2,747
   Inventory                                                           4,526                  -                  4,526
   Investment in Mutarestes B.V. and Subsidiary                        4,502             (4,502)                     -
                                                                    --------            -------             ----------

           Total Current Assets                                       12,186            (1,700)                 10,486

Net Vehicles, Furniture and Equipment                                    409                  -                    409

Other Assets                                                             779                  -                779
                                                                      --------          ---------           --------

           Total Assets                                              $13,374            $(1,700)               $11,674
                                                                     =======            =======                =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                                 $  8,057          $       -                 $8,057
Long-Term Debt                                                            90                   -                 90
                                                               ---------                     ---------          ---------

           Total Liabilities                                           8,147                  -                  8,147

Stockholders' Equity                                                   5,227             (1,700)                 3,527
                                                                    --------            -------               --------
           Total Liabilities and Stockholders     ' Equity           $13,374            $(1,700)               $11,674
                                                                     =======            =======                =======



                                   (Continued)


   EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


NOTE 5:  ACQUISITION AND DISPOSAL OF A SIGNIFICANT ASSET (CONTINUED)

The following pro forma statement of operations for the year ended December 31, 1996 reflects the operations of EuroMed, Inc. and Subsidiaries (statement does not include reclassifications related to the discontinued operations of EuroMed Europe) without the loss on the disposal of a significant asset (in thousands of U.S. dollars, except loss per share):

                                                                                      Pro Forma          Pro Forma
                                                                   Historical        Adjustments          Total

Sales                                                                $35,471           $      -        $   35,471

Cost of Goods Sold                                                    32,426                  -            32,426
                                                                     -------           --------        ----------

   Gross Profit                                                        3,045                  -             3,045

Selling, general and administrative expense                            3,342                  -             3,342
                                                                     -------           --------       -----------

   Operating Loss                                                      (297)                 -               (297)

Other Income (Expense)
   Interest Income                                                       187                  -               187
   Interest Expense                                                     (359)                 -              (359)

   Loss on investment in Mutarestes B.V. and
       Subsidiary                                                       (7,227)             7,227                  -
                                                                       -------             ------      -------------

   Loss before income taxes                                           (7,696)             7,227              (469)

Income Taxes                                                              12                  -                 12
                                                                    --------           --------       ------------

Net (Loss)                                                            $(7,708)            $7,227        $      (481)
                                                                      =======             ======        ===========

Pro Forma (Loss) per share                                                                            $      (.15)
                                                                                                        ===========

Weighted average number of shares outstanding                                                            3,276,923
                                                                                                          =========








                                   (Continued)


                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996 AND 1997


NOTE 6:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Continuing Operations
                                     Income
                                                                (Loss) Before          Net Income            Earnings
                                            Revenues             Income Taxes           (Loss)               Per Share

           1997

          December                       $        -              $   (26,839)         $   (26,839)             $  (.01)
         September                                -                 (147,839)            (147,839)                (.06)
       June                                       -                 (177,408)            (177,408)                (.05)
       March                                      -                 (266,112)            (266,112)                (.07)

           1996

       December                                   -                 (107,458)            (107,458)                (.03)
       September                                  -                  (45,578)             (45,578)                (.01)
       June-                                 33,024                   33,024                  .01
       March                                      -                 (418,786)            (418,786)                (.18)




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

       EuroMed provided KPMG with the above disclosures prior to filing a Current Report Form 8-K with the Commission. KPMG responded to the above disclosures by stating that they resigned as principal accountants for EuroMed because they believe that the current internal control structure of EuroMed is not adequate to develop reliable financial statements. KPMG did not disclose to EuroMed specific concerns or problems.

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




       PART III

Item 10. Directors and Executive Officers of EuroMed, Inc.

     Name                                                        Age                           Position
Elbert G. Tindell                                                 51       President, Chief Executive Officer and Chairman
                                                                           of the Board
Jesse Shelmire, IV                                                40       Director
Robert A. Shuey, III(1)                                           42       Director

(1) Member of the Audit Committee and the Compensation Committee

       Elbert G. Tindell, has served as CEO and a director of the Company since October 15, 1997. Mr. Tindell is involved in the management and direction of public and private Companies in the United States, Asia Pacific, and Europe. Specializing in the re-engineering of corporate environments through implementing capital restructuring and planning strategies. Prior to graduating from the University of North Texas, Mr. Tindell served in the United States Marine Corps from January 1967 to December 1970.

       Jesse Shelmire, IV has served as a director of the Company since November 27, 1996. Mr. Shelmire has 15 years of experience in the investment banking and stock underwriting business. Upon graduating from the Warton School of Business he worked from 1981 to 1989, for Smith Barney, Inc. in their Dallas, Texas office. From 1989 to 1993, he served as the Portfolio Manager for Stonegate Securities, Inc. of Dallas, Texas where he managed $250 million of assets in equity and fixed income accounts, he served at Dillon-Gage Securities corp. as Director of Corporate Finance from 1993 to 1995 and he served as Director of Corporate Finance for LaJolla Securities Corporation from 1994 to 1995. Mr. Shelmire currently serves as Managing Director of Investment Banking for First London Securities Corporation in Dallas, Texas.

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

Meetings and Committees of the Board of Directors

       The business of the Company is managed under the direction of the Board of Directors. The Board of Directors meets on a regularly scheduled basis to review significant developments affecting the Company and to act on matters requiring approval of the Board of Directors. It also holds special meetings when an important matter requires action by the Board of Directors between scheduled meetings. The Board of Directors met 17 times and acted by unanimous written consent 0 times during 1997. During 1997, each member of the Board of Directors participated in at least 75% of all Board of Directors meetings during the period for which he was a director.

       The Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. The functions of these committees, their current members, and the number of meetings held during fiscal 1997 are described below.

     Audit Committee. The Audit Committee makes recommendations to the Board of Directors regarding the appointment of independent auditors, reviews the plan and cope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. Mr. Shuey currently is the sole member of the Audit Committee. The Audit Committee did not meet in 1997.

     Compensation Committee. The Compensation Committee makes recommendations to the Board of Directors regarding the compensation of executive officers and the administration of the Company's 1995 Long-Term Incentive Plan. Mr. Shuey currently is the sole member of the Compensation Committee. The Compensation Committee did not meet in 1997.

     Nominating Committee. The Company does not have a nominating committee. The functions customarily performed by a nominating committee are performed by the Board of Directors as a whole.


Item 11. Executive Compensation.

       The following table sets forth certain information regarding compensation paid during the Company's last completed fiscal year to the Company's Chief Executive Officer and each of the Company's executive officers (other than the Chief Executive Officer) whose total annual salary and bonuses earned during the fiscal year ended December 31,1997, exceeded $100,000:

                    Management Compensation and Transactions

Summary Compensation Table

                                                         Annual Compensation                                   Long-Term
                                                                                                          Compensation Awards
                 Name/Title            Year      Salary($)      Bonus($)            Other           Securities          All Other
                                                                               Compensation($)      Underlying       Compensation($)
                                                                                                     Options/
                                                                                                      SARs(#)

         A. Francois Hinnen(1)         1997                        --                --                 --                 --
                                       1996     $125,000           --                --                 --                 --
                                       1995     $125,000           --                --                 --                 --
         Elbert G. Tindell(2)          1997                      $23,000                                                20,000(3)
                                       1996                        --                --                 --                 --
                                       1995                        --                --                 --                 --

(1)    Mr. Hinnen contracted his services to Confedera and Galenica through
Pantapharma B.V.   Mr. Hinnen resigned effective November 27, 1997.

(2) Mr. Tindell was appointed Chief Executive Officer on October 15, 1997.
(3) All other compensation is comprised of 100,000 shares of common stock issued to Mr. Tindell having a fair market value of $0.20 per share.

Compensation of Directors

       During 1997 the Company paid Mr. Shelmire and Mr. Shuey $7,000 each for serving on the Board of directors and warrants to purchase 100,000 shares of Common Stock at $0.30 per share.

Report of the Compensation Committee of the Board of Directors on Executive

Compensation

       The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The compensation Committee presently consists of one member, Mr. Shuey, who is an independent, nonemployee director. The Compensation Committee is committed to a strong, positive link between business, performance and strategic goals, and compensation and benefit programs.

Overall Executive Compensation Policy

       The Company's compensation policy is designed to support the overall objective of enhancing value for the Company's stockholders by:

       C Attracting, developing, rewarding and retaining highly qualified and productive individuals. C Relating compensation to both Company and individual performance. C Ensuring compensation levels that are externally competitive and internally equitable. C Encouraging executive stock ownership to enhance a mutuality of interest with other stockholders.

       The following is a description of the elements of the Company's executive compensation and how each relates to the objectives and policy outlined above.

Base Salary

       The Committee reviews each executive officer's salary annually. In determining appropriate salary levels, the Committee considers individual performance, internal equity, as well as pay practices of other companies relating to executives of similar responsibility.

       By design, the Committee strives to set executives' salaries at competitive market levels. The Committee believes maximum performance can be encouraged through the use of appropriate incentive programs. The Company's long-term compensation philosophy is that long-term incentives should be related to improvement in long-term stockholder value, thereby creating a mutuality of interest with stockholders. In furtherance of this objective, the Company intends to award to its executive officers stock options. Stock options encourage and reward effective management that results in long-term corporate financial success, as measured by stock price appreciation.

Rationale for CEO Compensation

     During Mr. Hinnen's tenure as CEO in 1997, he received no compensation from Euromed Inc. Mr. Tindell was appointed CEO after the resignation of Mr. Hinnen effective November 27, 1997. Prior to the year end, Mr. Tindell received commissions and directors fee in the amount of $43,000.
Section 16 Requirements

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

       Based solely on its review of the copies of such forms received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Principal Stockholders and Management Ownership.

       The following table sets forth information with respect to beneficial ownership of Common Stock as of December 31, 1997 by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's four other most highly compensated executive officers whose total annual compensation for 1996 based on salary and bonus earned during 1997 exceeded $100,000 (the "Named Executive Officers"), and (iv) all the Company directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of December 31, 1997. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.


         Name of Beneficial Owner                                                   Amount and Nature            Percent
                                                                                      of Beneficial                of
                                                                                        Ownership  Class


A. Francois Hinnen (1)                                                                          71,500                5.00%
Jesse Shelmire, IV                                                                             100,000   (2)          6.99%
Robert A. Shuey, III                                                                           100,000   (2)          6.99%
Elbert G. Tindell                                                                              200,000   (3)         13.98%
All directors and executive officers as a group (3 persons)                                    400,000   (4)         27.96%

*      Less than 1%

(1) Of the shares beneficially owned by Mr. Hinnen 71,500 are owned directly through B.V. Wisteria, a Netherlands limited liability company, which company is owned is owned by Pantapharma B.V., which is owned by Mr. Hinnen.

(2) These shares represent 100,000 options to purchase 100,000 shares of common stock.

              (3)Included in the 200,000 shares, 100,000 represents the option to purchase 100,000 shares of common stock.

(4) Of these shares 300,000 (20.98%) represent the option to purchase 100,000 shares of common stock.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.     Exhibit

Number         Description of Exhibit

   3.1         Articles of Incorporation(1)
   3.2         Bylaws of the Company(1)
   4.1         Specimen of Series A Common Stock Certificate(1)
   10.1        Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and Doets.(3)
   10.2        Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between Purchaser and
               Roozekrans.(3)
   10.3        Consulting, Management and Noncompetition Agreement,dated as of July 5, 1996, by and between Purchaser and Hinnen.(3)
   16.1        Letter of the Change of Certified Accountants(2)
   23.1        Murrell & Company, P.C., Certified Public Accountants.*
   21.1        Subsidiaries of the Registrant(4)
   27.1        Financial Data Schedule*



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
                                                             incorporated herein
                                                             by reference.
                  (4) Previously filed.

b.  Form 8-K.

               The Company filed a report o Form 8-K dated December 8, 1997 to report on Item 2 event.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EuroMed, Inc.


Dated: December 1, 1998                               By: /s/ Elbert G. Tindell
                                                           -------------------
                                           Chairman of the Board and President

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature         Title                      Date
/s/ Elbert G. Tindell           President and                 December 1, 1998
Elbert G. Tindell                Chairman of the Board


/s/ Robert A. Shuey, III        Chief Executive Officer,      December 1, 1998
---------------------------
Robert A. Shuey, III            Chief Financial Officer,
                                Treasurer and Director