Form 10-Q
period 1998-03-31
EUROMED INC
filed 1998-12-22
CIK 852447

EUROMED, INC.
                           8214 WESTCHESTER SUITE 500
                               DALLAS, TEXAS 75225
                                  214-692-3544
                                  214-987-2091



December 01, 1998


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Attention:        John L. Krug
                  Mail Stop 7-6

Re:               EuroMed, Inc.

Dear Mr. Krug:

         On behalf of EuroMed, Inc. I hereby transmitt the 10k for the period end 03/31/98.


Best Regards,

Elbert G. Tindell
Chairman of the Board

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO __________


                                  EUROMED, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-27720




                                 NEVADA                                                    88-0317700
                     (State or other jurisdiction of                                    (I.R.S. Employer
                     incorporation or organization)                                    Identification No.)

                       8214 Westchester, Suite 500
                              DALLAS, TX                                                      75225
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

---------------------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                     PAGE NO.
                                                                 --------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

                  Balance Sheets -
                  December 31, 1996 and March 31, 1998                 3

                  Statements of Operations -
                           Three months ended March 31, 1997 and 1998  4

                  Statements of Cash Flows -
                           Three months ended March 31, 1997 and 1998  5

                  Notes to Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS7


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   10

                              EUROMED, INC.

                                 BALANCE SHEETS


                                                                       December 31,           March 31,
                                                                            1997                 1998
                                                                                             (Unaudited)

                                     ASSETS

Current Assets
     Cash                                                               $   232,170          $   786,828
     Receivables -
         Proceeds from sale of subsidiary                              670,000               -
         Due from EuroMed Europe, B.V.                                 300,000                   300,000
     Prepaid Expense                                                                 --              6,000
                                                                       ----------------       ------------

         TOTAL CURRENT ASSETS                                          1,202,170              1,092,828
                                                                       ---------             ----------

         TOTAL ASSETS                                                  $1,202,170            $1,092,828
                                                                       ==========            ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                            $    88,223           $    57,000
                                                                         -----------           -----------

         TOTAL CURRENT LIABILITIES                                           88,223                57,000
                                                                                      -----------

Stockholders' Equity
     Common Stock, par value $.01 per share;
         20,000,000 shares authorized; 1,430,000
         shares issued and outstanding                                       14,300                14,300
     Additional paid-in capital                                          10,167,138            10,167,138
     Retained (deficit)                                                  (8,935,241)           (9,013,360)
                                                                         ----------            ----------
                                                                           1,246,197            1,168,078
         Less:  23,000 Treasury Shares, at cost                            (132,250)             (132,250)
                                                                        -----------           -----------

         TOTAL STOCKHOLDERS' EQUITY                                      1,113,947            1,035,828
                                                                       -----------           ----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                         $1,202,170            $1,092,828
                                                                      ===========          ==========







                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                        Three months ended
                                                                       March 31,                 March 31,
                                                                           1997                       1998
                                                                       ---------                 ---------

Sales                                                                  $          -              $          -
Cost of goods sold                                                                 -                        -
                                                                       -------------             ------------

     Gross profit                                                      -                          -

Selling, general and administrative expenses                             266,112                    78,119
                                                                       ---------                 ---------

     Operating (Loss)                                                  (266,112)                  (78,119)

Income tax (expense) benefit                                                  -                        -
                                                                       ---------------           --------------

(Loss) from continuing operations                                      (266,112)                   (78,119)

Discontinued operations:
     Loss from discontinued operations                                  (65,242)                        -
     Estimated loss on disposal of
         discontinued operations                                                    -                    -
                                                                       --------------            --------------

         Net (loss)                                                    $(331,354)                $ (78,119)
                                                                       =========                 =========

Weighted Average Number of
     Common Shares Outstanding                                         4,000,000                  1,430,000
                                                                       =========                 ==========

(Loss) per share:
     Continuing operations                                             $       (.07)             $      (.05)
     Discontinued operations -
         Loss on operations                                                (.01)                        -
         Estimated loss on disposal of
            discontinued operations                                                 -                          -
                                                                       --------------             --------------

            Total                                                      $      (.08)              $      (.05)
                                                                       ===========               ===========






                     See accompanying notes to consolidated
                             financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             Three months ended
                                                                       March 31,                 March 31,
                                                                           1997                      1998
                                                                   ------------              --------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations                             $ (266,112)               $ (78,119)

Changes in operating assets and liabilities:
     Prepaid expenses                                                       (62,644)                  (6,000)
     Accounts payable and accrued liabilities                                54,166                  (31,223)
                                                                        -----------                ---------

         Net cash (used in) continuing operations                        (274,590)                (115,342)
                                                                       ----------                ---------

Net cash provided by discontinued operations                                265,602                            -
                                                                         ----------              ---------------

         Net cash (used in) operating activities                             (8,988)                (115,342)
                                                                        -----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from disposal of subsidiary                                        -                670,000
                                                                       ---------------               --------

Net increase (decrease) in cash and cash equivalents                        (8,988)                   554,658
Cash and cash equivalents
     at the beginning of the quarter                                         26,757                  232,170
                                                                        -----------                ---------

Cash and cash equivalents
     at the end of the quarter                                          $    17,769                $ 786,828
                                                                        ===========                =========

Cash paid during the quarter:
     Interest                                                          $           -             $          -
     Income taxes                                                      -                         -










                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


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

b.       Description of business

EuroMed had no business operations from November 1997 to March 31, 1998. The expenses incurred are directors' fees and other general expenses required to maintain the corporate shell. The Board of Directors is currently searching for appropriate business acquisitions.

c.       Earnings Per Share

Net (loss) per share is computed on the weighted average number of shares outstanding during the period; however, the net (loss) per share computations do not include the exercise of the outstanding stock warrants due to the antidilutive effect.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

As of March 31, 1998 the Company had no sales. Selling, general and administrative expenses for the three months ended March 31, 1998 were $78,119 and were comprised primarily of directors' fees, and legal fees and professional fees incurred as part of the legal proceeding described in Part II, Item 1, Legal Proceedings.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $266,112 and were comprised primarily of legal and accounting expenses incurred in connection with the Company's divestiture of its Pluripharm Division; professional fees for the recurring public reporting and continuing legal and account fees related to ongoing litigation; and ongoing auditing costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash (used in) operations was $(115,342) for the three months ended March 31, 1998 compared with $(8,988) provided by operations for the three months ended March 31, 1997. The cash used in operations was offset partially by advances from the discontinued operations in 1996.

Cash and cash equivalents at the end of the three months ended March 31, 1998 was $768,828 compared with $17,769 at the end of three months ended March 31, 1997. Management is of the opinion that the proceeds from the sale of the discontinued operations, should be sufficient to finance and sustain operations at the present level for at least twelve months.

                                     PART II

Item I.  Legal Proceedings

   The Company is still involved in three legal proceedings, two in Nevada State Court and one in the United States District Court for the Northern District of Texas. There has been no substantive activity in the past three months in the first Nevada suit filed by the Company against former directors Gregory Alan Gaylor and Robert Jansonius.

   The second legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor in which a Final Judgment in the total amount of approximately $16 million was awarded in favor of the Company against Gaylor. The Final Judgment also permanently prohibits Gaylor from violating federal securities laws. On January 18, 1998, the Company initiated contempt proceedings against Gaylor and Jan Bouwman (another former Company Director) arising from their deliberate failure to comply with federal securities laws, and the Final Judgment, by wrongfully soliciting proxies from the Company's shareholders. On March 10, 1998, the U.S. District Court issued an order holding Gaylor and Bouwman in contempt of court for, among other reasons, their failure to file a Schedule 13(d) after acquiring a beneficial ownership of more than 5% of the Company's shares, their intentional misrepresentations in soliciting the voting proxies from the Company shareholders, and their solicitation of proxies in violation of Section 14 of the Securities Exchange Act of 1934 with respect to their Nevada lawsuit against the Company, described below. As sanctions for their contempt, Gaylor and Bouwman were ordered to disclaim all proxies in the Company's stock that they obtained prior to March 10, 1998, which Gaylor and Bouwman did on March 23, 1998. As further sanctions, Gaylor and Bouwman were prohibited from soliciting any further proxies without first complying with the Final Judgment and federal securities laws. On March 23, 1998, Gaylor filed a notice of appeal, indicating his intention to appeal the U.S. District Court's contempt order.

   The third legal proceeding is a Nevada lawsuit filed by Gaylor and Bouwman, on behalf of themselves and the Company's minority shareholders, against the Company in which a special master was appointed, with the Company's agreement, to investigate Gaylor and Bouwman's allegations against the Company. The special master has not issued his report as of yet.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                        Number and Description of Exhibit

Number       Exhibit Description

2.1 Stock Exchange Agreement, dated as of November 17, 1995, by and between Registrant and B.V. Wisteria.(1)
2.2          Ratification Agreement.(1)
3.1          Restated Articles of Incorporation of the Registrant.(1)
3.2          Bylaws of the Registrant.(1)
4.1          Specimen Common Stock Certificate.(1)
27.1         Financial Data Schedule.(*)


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