Form 10-Q
period 1998-06-30
EUROMED INC
filed 1999-03-22
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO ________________


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

         Balance Sheets -
                  December 31, 1996 and June 30, 19983

         Statements of Operations -
                  Three months and six months ended June 30, 1997 and 1998     4

         Statements of Cash Flows -
                  Six months ended June 30, 1997 and 1998                      5

         Notes to Financial Statements                                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS7


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS 9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K   10

                                  EUROMED, INC.

                                 BALANCE SHEETS


                                                    December 31,       March 31,
                                                     1997                 1998
                                                                     (Unaudited)

ASSETS

Current Assets
     Cash                                             $   232,170 $  736,140
     Receivables -
         Proceeds from sale of subsidiary                 670,000         -
         Due from EuroMed Europe, B.V.                    300,000     300,000
     Prepaid assets                                                     6,000
                                                        --------- -----------

         TOTAL CURRENT ASSETS                           1,202,170    1,042,140
                                                       --------   -------------

         TOTAL ASSETS                                  $1,202,170   $1,042,140
                                                      =========  =========


LIABILITIES

Current liabilities
     Accounts payable and accrued liabilities         $    88,223   $    57,000
                                                     ---------      -----------

         TOTAL CURRENT LIABILITIES                        88,223        57,000
                                                     -           -----------

Stockholders' Equity
     Common Stock, par value $.01 per share;
         20,000,000 shares authorized; 1,430,000
         shares issued and outstanding                     14,300        14,300
     Additional paid-in capital                        10,167,138    10,167,138
     Retained (deficit)                                (8,935,241)  (9,064,048)
                                                       ----------    ----------
                                                        1,246,197    1,117,390
 Less:  23,000
Treasury Shares, at cost                                (132,250)     (132,250)
                                                     -----------     --------

         TOTAL STOCKHOLDERS' EQUITY                     1,113,947     985,140
                                                      -------       -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                       $1,202,170    $1,042,140
                                                                 ==========







                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three months ended                  Six months ended
                                                     June 30,         June 30,          June 30,        June 30
                                                        1997             1998             1997            1998
                                                     ---------        ----------        --------        ------

Sales                                                $           - $           -  $            - $           -
Cost of goods sold                                               -             -               -             -
                                                     ------------- -------------  -------------- -------------

   Gross profit                                             -                -                 -             -

Selling, general and administrative expenses            177,408         50,688           443,520       128,807
                                                     ----------     ----------       -----------    ----------
Operating (Loss)                                     (177,408)         (50,688)         (443,520)     (128,807)

Income tax (expense) benefit                                     -             -               -             -
                                                     ------------- -------------  -------------- -------------

(Loss) from continuing operations                     (177,408)        (50,688)         (443,520)     (128,807)

Discontinued operations:
   Loss from discontinued operations                 (377,402)               -          (442,644)            -
   Estimated loss on disposal of
       discontinued operations                             -                -                  -                -
                                                     ---------------- ---------------- ------------------ ----------------

       Net (loss)                                    $ (554,810)    $  (50,688)      $  (886,164)   $ (128,807)
                                                     ==========     ==========       ===========    ==========

Weighted Average Number of
   Common Shares Outstanding                          3,575,000      1,430,000         3,757,143     1,430,000
                                                     ==========     ==========       ===========    ==========
(Loss) per share:
   Continuing operations                             $       (.05) $      (.04)    $        (.12) $       (.09)
   Discontinued operations -
       Loss on operations                                (.10)               -              (.12)            -
       Estimated loss on disposal of
         discontinued operations                                 -             -               -             -
                                                     ------------- -------------  -------------- -------------

       Total                                         $       (.15)$       (.04)    $        (.24)  $      (.09)
                                                     ============ ============     =============   ===========












                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   Six months ended
                                                                       June 30,                  June 30,
                                                                         1997                        1998
                                                                       ---------                 --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net                                                                    $  (443,520)              $ (128,807)
Changes in operating assets and liabilities:
     Prepaid expenses                                                     5,482                    (6,000)
     Accounts payable                                                        88,483                  (31,223)
                                                                       ------------              -----------

     Net cash (used in) continuing operations                             (349,555)                (166,030)
                                                                       -----------               ----------

Net cash provided by discontinued operations                               326,203                     -
                                                                       -----------               ----------------

     Net cash (used in) operating activities                                (23,352)               (166,030)
                                                                       ------------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary                                           -                     670,000
                                                                       -------------    --------

         Net cash used in investing activities                                 -                      670,000
                                                                       --------------   ------

Net increase (decrease) in cash and cash equivalents                        (23,352)                  503,970

Cash and cash equivalents
     at the beginning of the six month period                                26,757                 232,170
                                                                       ------------              ----------

Cash and cash equivalents
     at the end of the six month period                                $      3,405              $  736,140
                                                                       ============              ==========

Cash paid during the six month period:
     Interest                                                          $            -            $             -
     Income taxes                                                      $            -            $             -








                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

b.   Description of business

EuroMed had no business operations from November 1997 to June 30, 1998. The expenses incurred are directors' fees and other general expenses required to maintain the corporate shell. The Board of Directors is currently searching for appropriate business acquisitions.

c.   Earnings Per Share

Net (loss) per share is computed on the weighted average number of shares outstanding during the period; however the net (loss) per share computations do not include the excercise of the outstanding stock warrants due to the antidilutive effect.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to the three months ended June 30, 1997 and six months ended June 30, 1998 compared to the six months ended June 30, 1998.

         As of June 30, 1998 the Company had no sales. Selling, general and administrative expenses for the three and six months ended June 30, 1998 were $50,688 and $128,807, respectively, and were comprised primarily of directors' fees, legal fees and professional fees incurred as part of the legal proceedings described in Part II Item 1. Legal Proceedings. Selling, general and administrative fees for the three and six months ended June 30, 1997 were $177,408 and $443,520, respectively, and were comprised primarily of legal and accounting expenses incurred in connection with the Company's divestiture of its Pluripharm Division; professional fees for the recurring public reporting and continuing legal and accounting fees related to ongoing litigation; and ongoing auditing costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash (used in) operations was ($166,030) for the six months ended June 30, 1998 compared with ($23,352) provided by operations for the six months ended June 30, 1997. This increase in usage of cash is a result of the directors' fees and expenses in the amount of $140,562 for the six months ended June 30, 1998.

         Cash and cash equivalents at the end of the six months ended June 30, 1998 was $736,140 compared with $3,405 at the end of six months ended June 30, 1997.

         Management is of the opinion that the proceeds from the sale of the discontinued operations should be sufficient to finance and sustain operations at the present level for at least six months.

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

   The second legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor in which Final Judgment was awarded in favor of the Company against Gaylor. Gaylor and Jan Bouwman (another former Company Director) were also held in contempt of court for intentionally violating the Final Judgment and federal securities laws. There has been no substantive activity in this lawsuit in the past three months.

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