Form 10-Q
period 1998-09-30
EUROMED INC
filed 1999-03-22
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                    Yes No X

As of December 01, 1997, there were 1,407,000 shares outstanding of the registrant's common stock, $0.01 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                 --------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):


                  Balance Sheets -
                           December 31, 1997 and September 30, 1998                                 3

                  Statements of Operations -
                           Three months and nine months ended September 30, 1997 and 1998           4

                  Statements of Cash Flows -
                           Nine months ended September 30, 1997 and 1998                            5

                  Notes to Financial Statements                                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS7


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                          9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            11

                                                                      1
                                  EUROMED, INC.

                                 BALANCE SHEETS


                                                                       December 31,          September 30,
                                                                            1997                     1998
                                                                                               (Unaudited)

                                     ASSETS

Current Assets
     Cash                                                                $   232,170         $   299,900
     Receivables -
         Proceeds from sale of subsidiary                                    670,000               -
         Due from EuroMed Europe, B.V.                                       300,000             300,000
         12% Unsecured note receivable, due
              November 6, 1998                                                    -               300,000
     Prepaid assets                                                                   -            25,000
                                                                       ----------------      ------------

         TOTAL CURRENT ASSETS                                              1,202,170               924,900
                                                                       -----------           -----------

         TOTAL ASSETS                                                    $ 1,202,170           $   924,900
                                                                  ===========                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities                          $     88,223          $            -
                                                                       ------------          --------------

         TOTAL CURRENT LIABILITIES                                           88,223                      -
                                                                            --------------

Stockholders' Equity
     Common Stock, par value $.01 per share;
         20,000,000 shares authorized; 1,430,000
         shares issued and outstanding                                       14,300                14,300
     Additional paid-in capital                                          10,167,138            10,167,138
     Retained (deficit)                                                  (8,935,241)           (9,124,288)
                                                                        -----------           -----------
                                                                           1,246,197            1,057,150
     Less:  23,000 Treasury Shares, at cost                                 (132,250)            (132,250)
                                                                                   ------------

         TOTAL STOCKHOLDERS' EQUITY                                        1,113,947              924,900
                                                                                       -------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                          $ 1,202,170           $   924,900
                                                                           ===========        ===========




                            See accompanying notes to
                             financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three months ended                Nine months ended
                                                 September 30,    September 30,     September 30,    September 30
                                                         1997       1998               1997               1998
                                                 ------------------                 ------------------------------------   - --

Sales                                                $            - $              $             - $
Cost of goods sold                                                -                              -
                                                     -------------- -------------  ---------------

   Gross profit                                               -                -                 -            -

Selling, general and administrative expenses              147,839         60,240           591,359     (189,047)
                                                     ------------    -----------      ------------   ----------
Operating Profit (Loss)                                (147,839)         (60,240)         (591,359)    (189,047)

Income tax (expense) benefit                                           -               -                 -               -
                                                     ----------------------------------- ----------------- ---------------

(Loss) from continuing operations                      (147,839)         (60,240)         (591,359)    (189,047)

Discontinued operations:
   Loss from discontinued operations                   (271,051)               -          (713,695)           -
   Estimated loss on disposal of
       discontinued operations                           (918,986)               -       (918,986)               -
                                                     -----------------------------    -----------  ---------------

       Net (loss)                                    $(1,337,876)     $  (60,240)      $(2,224,040)  $ (189,047)
                                                     ===========      ==========       ===========   ==========

Weighted Average Number of
   Common Shares Outstanding                           2,300,000       1,430,000         3,320,000    1,430,000
                                                     ===========      ==========       ===========   ==========
(Loss) per share:
   Continuing operations                             $     (.06) $       (.04)          $    (.18)     $   (.13)
   Discontinued operations -
       Loss on operations                                  (.12)               -              (.21)           -
       Estimated loss on disposal of
           discontinued operations                            (.40)            -              (.28)            -
                                                     ------------- -------------    -------------- -------------

               Total                                 $        (.58) $       (.04)    $        (.67)$       (.13)
                                                     =============  ============     ============= ============













                            See accompanying notes to
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        Nine months ended
                                                                       September 30,             September 30,
                                                                             1997                         1998
                                                                       -----------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) from continuing operations                                     $(591,359)             $(189,047)

Changes in operating assets and liabilities:
     Prepaid expenses                                                         5,590                  (25,000)
     Accounts payable                                                       151,075                  (88,223)
                                                                          ---------               ----------

         Net cash (used in) continuing operations                          (434,694)                (302,270)
                                                                            ---------                 ---------

     Net cash provided by discontinued operations                        407,937                              -
                                                                       ---------                 --------------

         Net cash (used in) operating activities                            (26,757)                (302,270)
                                                                         ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of subsidiary                                             -                  670,000
     Note receivable advance                                                      -                 (300,000)
                                                                       ------------                ---------

         Net cash provided by investing activities                                -                370,000
                                                                       ------------              ---------

Net increase (decrease) in cash and cash equivalents                        (26,757)                67,730

Cash and cash equivalents
     at the beginning of the nine month period                               26,757                  232,170
                                                                         ----------                ---------

Cash and cash equivalents
     at the end of the nine month period                               $          -              $ 299,900
                                                                       ============              =========

Cash paid during the nine month period:
     Interest                                                          $          -              $          -
     Income taxes                                                      $          -               $      -







                            See accompanying notes to
                             financial statements.

                         EUROMED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

b.   Description of business

EuroMed had no business operations from November 1997 to September 30, 1998. The expenses incurred are directors' fees and other general expenses required to maintain the corporate shell. The Board of Directors is currently searching for appropriate business acquisitions.

c.   Net Loss Per Share

Net loss per share is computed using the weighted average number of shares outstanding during the period; however, the net loss per share computations do not include the exercise of the outstanding stock warrants due to the antidilutive effect.

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

RESULTS OF OPERATIONS

         Three months ended September 30, 1998 compared to three months ended September 30, 1997 and nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

         As of September 30, 1998 the Company had no sales. Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $60,240 and $189,047, respectively, and were comprised primarily of directors fees, and legal and professional fees incurred as part of the legal proceedings described in Part II, Legal Proceedings.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1997 were $147,839 and $591,359, respectively, and were comprised primarily of legal and professional fees incurred as part of the legal proceedings the Company was involved in during those periods.

LIQUIDITY AND CAPITAL RESOURCES

         Cash (used in) continuing operations was ($302,270) for the nine months ended September 30, 1998 compared with ($434,694) provided by operations for the nine months ended September 30, 1997. This decrease is a result of reduced legal and professional fees.

         Cash and cash equivalents at the end of the nine months ended September 30, 1998 was $299,900 compared with $0 at the end of nine months ended September 30, 1997.

         Management is of the opinion that the proceeds from the sale of the discontinued operations, together with existing borrowing capacity, should be sufficient to finance and sustain operations at the present level for at least six months.

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

         The second legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor in which Final Judgment was awarded in favor of the Company against Gaylor, and Gaylor and Jan Bouwman (another former Company Director) were also held in contempt of court for intentionally violating the Final Judgment and federal securities laws.

         On July 29, 1998, the Company filed a second motion for contempt against Gaylor and Bouwman arising from their continued violation of federal securities laws; specifically, their intentional failure to file a Schedule 13(d) despite their control of more than 5% of the Company's shares and their intent to overthrow management by filing a second receivership action in Nevada against the Company on July 27, 1998, as explained below. In response to this second contempt motion, Gaylor filed several motions attempting to overturn the Final Judgment and the prior contempt order, and a motion to stay the contempt proceedings. On August 17, 1998, the Fifth Circuit Court of Appeals also dismissed Gaylor's appeal of the first contempt order because he failed to file an appellate brief with the court.

         In September 1998, a United States Magistrate Judge conducted a two day evidentiary hearing on all of these matters, and recommended that all of Gaylor's motions be denied and that Gaylor and Bouwman be held in contempt of court for a second time. The contempt recommendation was issued because of Gaylor and Bouwman's intentional failure to file a Schedule 13(d), their failure to satisfy the Final Judgment prior to soliciting further proxies, and Gaylor's failure to disclose the existence of the Final Judgment or his prior indictment by the State of New Hampshire for theft and misappropriation of partnership assets in an unrelated matter while soliciting proxies. As sanctions for their continued contempt of court, the Magistrate Judge recommended that Gaylor and Bouwman be permanently enjoined from voting or exercising control of any of the Company's stock that they may own, or to which they have proxies, including any shares or proxies acquired in the future. Gaylor was also enjoined from contacting the Securities and Exchange Commission, or the Nasdaq Stock Market, Inc. regarding the Company or its officers, directors, or attorneys without prior approval from the court. The U.S. Senior District Judge has yet to rule upon the Magistrate Judge's recommendations.

         The third legal proceeding is a Nevada lawsuit filed by Gaylor and Bouwman, on behalf of themselves and the Company's minority shareholders, against the Company in which a special master was appointed, with the Company's agreement, to investigate Gaylor and Bouwman's allegations against the Company. On July 27, 1998, Gaylor and Bouwman filed a second receivership application against the Company seeking to overthrow Company management. This second application was based upon the same allegations made by Gaylor and Bouwman in May 1997 in their first receivership application, despite the Nevada State Court's denial of the first receivership application. On July 30, 1998, the special master issued a written report absolving the Company of any wrongdoing with regard to Gaylor and Bouwman's allegations. After conducting a hearing on Gaylor and Bouwman's second receivership application, and after reviewing the special master's report, the Nevada State Court denied all relief requested by Gaylor and Bouwman in their receivership application. On September 29, 1998, Gaylor and Bouwman's Nevada counsel filed a motion with the Nevada State Court to withdraw from their representation of Gaylor, Bouwman, and the Company's minority shareholders. The Company has taken steps to execute on Gaylor's portion of this Nevada lawsuit in partial satisfaction of the approximately $16 million that Gaylor owes the Company pursuant to the Final Judgment from the U.S. District Court for the Northern District of Texas.

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

EuroMed, Inc.

Dated: December 1, 1998


       Signature                                                Title




/s/ Elbert G. Tindell                                        President and
Elbert G. Tindell                                          Cahirman of the Board




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