Form 10-K
period 1998-12-31
EUROMED INC
filed 1999-04-16
CIK 852447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    Form 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from December 31, 1997 to December 31, 1998

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

                                  214-692-3544
               Registrant's telephone number, including area code

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Bulletin Board, on December 31,1998 ($0.38). Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number shares outstanding of the registrant's common stock as of April 14, 1999 was:

                2,007,000 shares of common stock, par value $.01
                                   per share.

                                  EUROMED, INC.

                      For the Year Ended December 31, 1998

                                Table of Contents

                                                                                                                       Page

Part I

    Item 1:        Business..............................................................................................3

    Item 2:        Properties..............................................................................................

    Item 3:        Legal Proceedings.....................................................................................3

    Item 4:        Submission of Matters to a Vote of Security Holders.....................................................

Executive Officers of the Registrant.......................................................................................

Part II

    Item 5:        Market for the Registrant's Common Equity and Related Stockholder Matters.............................4

    Item 6:        Selected Financial Data...............................................................................5

    Item 7:        Management's Discussion and Analysis of Financial Condition and Results of Operations.................6

    Item 8:        Financial Statements and Supplementary Data............................................................7

    Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................25

Part III

    Item 10:       Directors and Executive Officers of EuroMed, Inc.....................................................25

    Item 11:       Executive Compensation.............................................................................. 25

    Item 12:       Security Ownership of Certain Beneficial Owners and Management.......................................29

    Item 13:       Certain Relationships and Related Transactions..........................................................

Part IV

    Item 14:       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................30












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

On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, the Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. ("EuroMed Europe"). Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"), a Netherlands limited liability company, which is owned by Pantapharma B.V., which was owned by A. Francois Hinnen. All of the shares of EuroMed Europe were then exchanged for 1,850,000 shares of Common Stock. Neither EuroMed Europe nor the Company had any operations, and these transactions were completed in contemplation of an initial public offering ("IPO") of shares of EuroMed. In March 1996 EuroMed completed its IPO by selling 1,150,000 shares of its common stock at $6.50 per share. The proceeds of the IPO and 850,000 shares of its common stock were used to acquire Mutarestes B.V. and Subsidiary ("Mutarestes") in July 1996 (estimated acquisition price of $11,729,500). Almost immediately, upon completion of the acquisition of Mutarestes, differences developed between various officers, directors and shareholders. Mutarestes was subsequently sold in July 1997 with a significant loss being recognized and the 850,000 shares of common stock being returned to the Company. In addition, A. Francois Hinnen returned 850,000 shares of common stock to the Company to mitigate the effect of the loss on the Mutarestes transactions.

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

Effective February 16, 1999, RedstoneSecurities, Inc. ("Redstone") was merged into a newly organized subsidiary of the Company with Redstone as the survivor ( the "Redstone Merger"). The Company issued 600,000 shares of its Common Stock to the three principal of Redstone, Thomas Laundrie, Gary Prucell, and Richard belz (collectively referred to as the "Redstone Shareholders") and is obligated to issue an additional 500,000 shares (the "Restricted Shares"), upon the market price of the Company's Common Stock reaching certain price levels or the Company reporting certain levels of net income. Notwithstanding the price levels of the Common Stock or net income performance levels, the Restricted Shares will vest on February 16, 2002. The 500,000 Restricted Shares are not considered outstanding and are not included in any computations in from 10K. Redstone has been a registered broker dealer since 1988 and currently has 70 retail brokers. Redstone has offices in Plainview, New York, and New York, New York.

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

    The third legal proceeding is a Nevada lawsuit filed by Gaylor and Jan Bouwman (another former director), on behalf of themselves and the Company's minority shareholders, against the Company. A special master was appointed, with the Company's agreement, to investigate Gaylor and Bouwman's allegations against the Company. The special master conducted hearings in December 1997, and issued his report dated July 30, 1998, in which he reached the conclusion that: (i) the current board of directors has restructured the Company with competent management, new objectives and adequate capital to maximize the Company's value and the shareholders' return on investment, (ii) further interference by shareholders, former officers, third parties and the court is not warranted, and
(iii) the Company should promptly complete all SEC filings and bring all SEC and shareholder reports current. The Company completed and filed all such delinquent reports in December 1998.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

         The Company's Common Stock has been included for quotation of the Bulletin Board National Market under the symbol "EMED" since December 1996. Before this time, from March 19, 1996 to December 30, 1996 the stock was traded on the Nasdaq National market under the symbol "EMED".

         The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock for fiscal years ended 1997 and 1998.

                                      1998
                                                                                    Dividends
    Quarter                                         High             Low           per Share
--------------------------------------------------------------------------------------------
    First Quarter                                  $0.53            $0.23              -
    Second Quarter                                  0.97             0.53              -
    Third Quarter                                   1.58             0.64              -
    Fourth Quarter                                  0.81             0.41              -

                                      1997
                                                                               Dividends
    Quarter                                       High              Low       per Share
    -----------------------------------------------------------------------------------
    First Quarter                                  $2.63             0.63              -
    Second Quarter                                  1.50             0.50              -
    Third Quarter                                   0.75             0.19              -
    Fourth Quarter                                  0.75             0.16              -


At April 9, 1999 the Company had 50 stockholders of record of its common stock and 2,007,000 shares outstanding.

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


         Sales of Unregistered Securities
         In November 1998 the Company agreed to issue 35,000 shares of its Common Stock in settlement of professional fees related to the sale of the Company's subsidiary in 1997. At December 31, 1998, the shares had not been issued.

         In February 1999, the Company issued 600,000 shares of Common Stock to the Redstone Shareholders in connection with the Redstone Merger. See Item 1 - Business.

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

                         FISCAL YEAR ENDED DECEMBER 31,

                                                          1994*          1995*          1996*           1997           1998

Statement of Operations Data:
Sales                                                 $        --    $        --    $        --     $       --    $        --
Gross Profit                                                   --             --             --             --             --
Selling, General and Administrative Expenses                   --             --          590,313        618,198        363,012
Net (Loss) from Continuing Operations                          --             --         (538,798)      (618,198)      (348,259)
Net Income (Loss)                                           637,000        836,000     (7,708,361)    (2,273,879)      (524,404)
Weighted Average Number of Shares Outstanding             2,000,000      2,000,000       3,276,923      2,940,769      1,412,400
Income (Loss) per Share:
         Continuing Operations                                                           $    (.16)     $   (.21)       $    (.25)

         Discontinued Operations
                  Income (Loss) on Operations                  $.34           $.42          (2.19)         (0.24)             --
                  Estimated Loss on Disposal
                                                                                                           (0.32)          (0.12)
                                                                                                          -------         ------
Total                                                          $.34         $  .42      $  (2.35)        $  (.77)          $ (.37)


Balance Sheet Data at Year End:
Total Current Assets                                           $  --        $   -      $  32,347       $ 1,202,170      $  157,883

Net Assets of  Discontinued Operations                           --             --       5,207,529             --             --
Total Assets                                                     --             --       5,239,876      1,202,170        676,383
Current Liabilities                                              --             --          13,576         88,223         34,376
Stockholders' Equity                                             --             --       5,226,300      1,113,947        642,007

*There were no operating activities in EuroMed, Inc. in these years.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
 .........
Year ended December 31, 1998 Compared to Year ended December 31, 1997

As of December 31, 1998 the Company had no sales. Selling, general and administrative expenses for the year ended December 31, 1998 were $363,012 and were comprised primarily of legal and professional fees incurred as part of the legal proceeding described in Part I, Item 3, Legal Proceedings.

Selling, general and administrative expenses for the year ended December 31, 1997 were $618,198 and were comprised primarily of legal and professional fees for the recurring public reporting.

Liquidity and Capital Resources

Cash (used in) continuing operations was $(441,859) for the year ended December 31, 1998 compared with $(509,524) used by operations for the year ended December 31, 1997. The cash used in operations was offset partially by advances from the discontinued operations.

Cash and cash equivalents at the end of the year ended December 31, 1998 was $118,130 compared with $232,170 at the year ended December 31, 1997. The decrease is mainly due to the payment of legal and professional fees.

Management is of the opinion that proceeds from the sale of discontinued operations should be sufficient to finance and sustain operations at the present level for at least twelve months or until such time as a merger is completed.

Year ended December 31, 1997 Compared to Year ended December 31, 1996

For the years ended December 31, 1996 and 1997 the Company had no sales. Selling, general and administrative expenses for the year ended December 31, 1997 were $618,198 and were comprised primarily of legal and professional fees incurred as part of the legal proceeding described in Part I, Item 3, Legal Proceedings.

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


ITEM 7-a
Quantitative and Qualitative Disclosures about Market Risks.  Not Applicable.

Item 8: Financial Statements and Supplementary Data








 .........         TABLE OF CONTENTS

Euromed, Inc.

Auditors' Report                                                     F-2

Balance Sheets as of December 31, 1997 and 1998                      F-3

Statements of Operations for the years ended December
  31, 1996, 1997 and 1998                                           F-4

Statements of Stockholders' Equity and Comprehensive Income (Loss)
 .........for the years ended December 31, 1996, 1997 and 1998      F-5

Statements of Cash Flows for the years ended December 31, 1996,
  1997 and 1998                                                   F-6

Notes to the Financial Statements                                 F-8


Pro Forma Financial Information (Unaudited)

Pro Forma Consolidating Balance Sheet as of December 31, 1998     F-19

Pro Forma Consolidating Statements of Operations for the Year
  Ended December 31, 1998                                         F-20

Notes to Pro Forma Consolidating Financial Statements             F-21


Redstone Securities, Inc.

Independent Auditor's Report                                     F-24

Statements of Financial Condition for the Years Ended December
 31, 1997 and 1998                                             F-25

Statements of Income and Expense for the Years Ended
December 31, 1996, 1997 and 1998                              F-26

Statements of Cash Flows for the Years Ended December
31, 1996, 1997 and 1998                                       F-27

Statements of Changes in Stockholders' Equity for the Years Ended
 .........December 31, 1996, 1997 and 1998                        F-28

Notes to Financial Statements                                     F-29







                                AUDITOR'S REPORT

Board of Directors and Stockholders
Euromed, Inc.


We have audited the accompanying balance sheets of Euromed, Inc. as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity, and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Euromed, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





/s/ KILLMAN, MURRELL & COMPANY, P.C.
KILLMAN, MURRELL & COMPANY, P.C.

Dallas, Texas
March 29, 1999

                                  EUROMED, INC.

                                 BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                           DECEMBER 31, 1997 AND 1998


                                                                 ASSETS

                                                                   1997                         1998
                                                             --------------              -----------

Current Assets
   Cash and cash equivalents                                   $   232,170                      $118,130
   Receivables - Note 4
       Proceeds from sale of subsidiary                            670,000                             -
       Due from Euromed Europe, B.V.                               300,000                             -
       Interest                                                          -                        14,753
       Other                                                             -                        25,000
                                                           ---------------                  ------------

       TOTAL CURRENT ASSETS                                      1,202,170                       157,883

Due from Redstone Securities, Inc. - Note 7                              -                       518,500
                                                           ----------------                  -----------

           TOTAL ASSETS                                        $ 1,202,170                   $   676,383
                                                               ===========                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other accrued liabilities                $     88,223                   $    34,376
                                                              ------------                   -----------

Commitments and contingencies - Notes 2,3 and 7                          -                             -

Stockholders' Equity - Note 3
   Common Stock, par value $.01 per share;
       20,000,000 shares authorized; 1,430,000
       shares issued and outstanding, respectively                  14,300                        14,300
   Additional paid-in capital                                   10,167,138                    10,219,638
   Retained earnings (deficit)                                  (8,935,241)                   (9,459,681)
                                                               -----------                   -----------
                                                                 1,246,197                       774,257
           Less:  23,000 Treasury Shares, at cost                 (132,250)                     (132,250)
                                                              ------------                   -----------

           TOTAL STOCKHOLDERS' EQUITY                            1,113,947                       642,007
                                                               -----------                   -----------

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                           $ 1,202,170                   $   676,383
                                                               ===========                   ===========





                          The accompanying notes are an
                        integral part of these financial
                                   statements.

                                  EUROMED, INC.

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                         1996           1997              1998
                                                                     -----------------------------------------
Selling, general and administrative expenses                        $  (590,313)     $  (618,198)      $ (363,012)
                                                                    -----------      -----------       ----------

   Operating (loss)                                                    (590,313)        (618,198)        (363,012)

Other Income (Expense)
   Interest income                                                       69,602                -           14,753
   Interest (expense)                                                   (18,087)               -                -
                                                                   ------------  ---------------    -------------

   Loss before income taxes                                            (538,798)        (618,198)        (348,259)

Income taxes - Note                                                           -                -                -
                                                                ---------------  ---------------    -------------

   Net (loss) from continuing operations                            $  (538,798)     $  (618,198)      $ (348,259)

Discontinued operations - Note 4
   Operating income (loss) from discontinued operations              (7,169,563)        (713,695)               -
   Loss on sale of discontinued operations                                    -         (941,986)        (176,181)
                                                                ---------------     ------------       ----------

       Net (loss)                                                   $(7,708,361)     $(2,273,879)      $ (524,440)
                                                                    ===========      ===========       ==========

Weighted average number of shares outstanding                         3,276,923        2,940,769        1,412,400
                                                                      =========      ===========       ==========

Net (loss) per share:
   Continuing operations                                            $      (.16)   $        (.21)    $       (.25)
   Discontinued operations -
       Income (loss) on operations                                        (2.19)            (.24)               -
       Estimated loss on sale of discontinued
           operations                                                         -             (.32)            (.12)
                                                                   ------------   --------------     ------------

              Total                                                  $   ( 2.35)   $        (.77)    $       (.37)
                                                                     ==========    =============     ============












                          The accompanying notes are an
                        integral part of these financial
                                   statements.

                                  EUROMED, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                         (IN THOUSANDS OF U.S. DOLLARS)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                    Common                            Cumulative
                                                  Stock    Additional    Retained      currency   Treasury     Total
                                                   Euromed  Paid-in      Earnings/   translation   Share    Shareholders'
                                                   Inc,     Capital     (Deficit)     adjustment   Purchase     Equity

Balance as of December 31, 1995                    $   20    $      48    $ 1,047       $     2    $      -      $ 1,117
   Sale of Common Stock
       March 1996, net of
           issuing cost of $1,248                      12        6,236          -             -           -        6,248
       Acquisition of Subsidiary
           July 1996 - Note 5                           8        5,729          -            -             -       5,737
       Treasury Stock Purchase                          -          -            -             -        (132)        (132)
   Comprehensive (loss):
       Net Loss                                         -          -       (7,708)            -           -       (7,708)
       Currency Translation
           Adjustment                                   -          -            -           (35)          -          (35)
                                                                                                                --------
              Total comprehensive (loss)                -          -            -             -           -       (7,743)
                                                 -------- ----------    ---------       -------    --------      -------
Balance as of December 31, 1996                         40    12,013       (6,661)          (33)       (132)       5,227
   Shares acquired in the disposal
       of an investment in
       Mutarestes, B.V.                               (17)    (1,683)           -             -           -       (1,700)
   Shares acquired from stockholder
       in settlement of claims                        (10)      (190)           -             -           -         (200)
   Shares issued in exchange for
       services                                         1         27            -             -           -           28
   Comprehensive (loss):
       Net loss                                         -          -       (2,274)            -           -       (2,274)
       Currency translation
           adjustment                                   -          -            -            33           -           33
                                                                                                                --------
              Total comprehensive
                 (loss)                                 -          -            -             -           -       (2,241)
                                                 -------- ----------    ---------       -------    --------      -------

Balance as of December 31, 1997                        14     10,167       (8,935)            -        (132)       1,114
   Shares issued for services                           -         52            -             -           -           52
   Net loss                                             -          -         (524)            -           -         (524)
                                                 -------- ----------     --------       -------    --------      -------

Balance as of December 31, 1998                    $   14    $10,219      $(9,459)      $     -      $ (132)     $   642
                                                   ======    =======      =======       =======      ======      =======





                          The accompanying notes are an
                        integral part of these financial
                                   statements.

                                  EUROMED, INC.

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                     1996             1997            1998
                                                                   ---------------------------------------

Cash flows from operating activities:
Net income (loss) from continuing activities                    $ (538,798)       $ (618,198)    $ (348,259)
Adjustments to reconcile net (loss) to cash
   flow from operations:
       Stock issued for services rendered                                -            28,438              -
Changes in operating assets and liabilities:
   Other receivables and prepaid expenses                           (5,590)            5,590        (39,753)
   Accounts payable and other accrued liabilities                   13,577            74,646        (53,847)
                                                               -----------       -----------    -----------

       Net cash (used in) continuing
           operations                                             (530,811)         (509,524)      (441,859)
                                                                ----------        ----------     ----------
       Net cash provided by discontinued operations                434,318           414,937              -
                                                                ----------        ----------  -------------
       Net cash (used) in operating activities                     (96,493)          (94,587)      (441,859)
                                                               -----------       -----------     ----------

Cash flows from investing activities:
   Proceeds from disposal of discontinued operations                     -           300,000        846,319
   Investment in Mutarestes B.V. and Subsidiary                 (5,992,000)                -              -
   Due from Redstone Securities, Inc.                                    -                 -       (518,500)
                                                             -------------     -------------     ----------
Net cash (used in) provided by investing activities             (5,992,000)          300,000        327,819
                                                                ----------        ----------     ----------

Cash flows from financing activities:
   Common stock issued                                           6,247,500                 -              -
   Purchase of Treasury Shares                                    (132,250)                -              -
                                                                ----------     -------------  -------------

       Net cash provided by financing activities                 6,115,250                 -              -
                                                                ----------     -------------  -------------

Net increase (decrease) in cash and cash equivalents                26,757           205,413       (114,040)

Cash and cash equivalents at the beginning of the year                   -            26,757        232,170
                                                             -------------        ----------     ----------

Cash and cash equivalents at the end of the year                $   26,757        $  232,170     $  118,130
                                                                ==========        ==========     ==========

Cash paid during the year:
   Interest                                                     $   18,087  $           -      $           -
                                                                ==========  =============       =============


   Income taxes                                               $          -     $           -  $           -
                                                              ============     =============  =============





                                   (Continued)

                          The accompanying notes are an
                  integral part of these financial statements.

                                  EUROMED, INC.

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                     1996             1997            1998
                                                                   ---------------------------------------
Supplemental schedule of noncash investing and financing activities:
       Increase in assets                                      $    62,096     $           -    $         -
       Assumption of liabilities                                   (33,403)                -              -
       Reduction in due from affiliated companies in
           connection with acquisition of Galenica
           Belgium S.A.                                            (28,693)                -              -
       Common stock                                                 (8,500)           17,000              -
       Additional paid-in-capital                               (5,729,000)        1,683,000              -
       Investment in Mutarestes                                  5,737,500        (1,700,000)             -
       Reduction in due from Euromed Europe, B.V.                        -                 -        123,681
       Stock issued for services                                         -                 -         52,500
       Loss on sale of discontinued operations                           -                 -       (176,181)
                                                            --------------    --------------       --------
                                                            $            -    $            -    $         -
                                                            ==============    ==============    ===========



                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company History

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "Common Stock"). On June 15, 1994, computer equipment with estimated value of $ 4,998 was contributed in exchange for all of the shares of Swiss Nassau Corporation. On October 20, 1995, Swiss Nassau Corporation changed its name to Euromed, Inc. ("Euromed" or the "Company") and increased its authorized share capital to 20,000,000 common stock with a par value of $0.01 per share, and 5,000,000 preferred stock with a par value of $ 0.01 per share (no shares of preferred stock have been issued). On October 20, 1995, Euromed, Inc. effected a 150 for 1 stock split of its Common Stock.

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

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Euromed has recognized significant losses from its disposal of subsidiaries and general corporate expenses incurred in the United States. Realization of any portion of the deferred tax asset resulting from the net operating loss carryforward is not considered more likely than not. No deferred tax asset or valuation allowance has been estimated due to the anticipated change in ownership which severely restricts the use of the net operating loss carryforward. At December 31, 1998, Euromed has approximately $6,422,000 of net operating loss carryforward for federal income tax purposes, which will begin to expire in 2011.

Pension and Other Post-Retirement and Post-Employment Plans

The Companies have no defined benefit pension plan or other post-retirement or post-employment plans.

Cash Equivalents

All  highly  liquid   investments   purchased   with   original   maturities  of
approximately three months or less are considered to be cash equivalents.

Earnings (Loss) Per Share

Basic (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during the year. The weighted average includes 35,000 shares of common stock which were authorized for issuance in November 1998 in settlement of professional fees related to the selling of Euromed's foreign subsidiary. These shares were issued subsequent to December 31, 1998. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants would be anti-dilutive.

Concentration of Credit Risk

The Company deposits its cash with high credit quality financial institutions. At times such deposits may be in excess of FDIC insurance limits. At December 31, 1998, the cash deposits exceeding FDIC insurance limits were $21,130.

                                              EUROMED, INC. AND SUBSIDIARIES

                                               NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998


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

As of December 31, 1996, 1997 and 1998, no grants have been awarded under this plan.


NOTE 3:  RELATED PARTY TRANSACTION

The Board of Directors authorized the issuance of common stock to Euromed's President and to an unaffiliated individual for services rendered to Euromed in Europe in November and December 1997. The summary below sets forth these transactions:

                                                                    Fair               Number
                                       Month                      Value per            of            Expense
Individual                             Issued                       Share             Shares          Amount
------------------------------------------------------------------------------------------------------------
Elbert Tindell, President      December 1997                     $ .20                100,000       $ 20,000

William Rapaglia               November 1997                      $ .28 1/8            30,000          8,438
                                                                                      -------      ---------
                                                                                      130,000       $ 28,438
--------------------------------------------------------------------------------------======================



In addition to the $28,438 charge against fourth (4th) quarter operations, a $23,000 bonus for Elbert Tindell was approved in December 1997.

In December 1997, the Board of Directors authorized the issuance of 100,000 five year warrants to purchase common stock of Euromed to each of the three (3) Directors of Euromed at a price of $.30. The fair value of the common shares was $.20 (Bid Price) at the date the warrants were authorized; therefore, no expense was recognized in connection with the warrant issue. As of December 31, 1998, none of these warrants had been exercised.











                                   (Continued)
                                      F-10

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998

NOTE 3:  RELATED PARTY TRANSACTION (CONTINUED)

In December 1997, the Board of Directors was authorized the following monthly compensation:

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

In December 1997, Mr. Shuey and Mr. Shelmire were each paid $7,000 for services rendered as Directors of Euromed.

For the year ended December 31, 1998, the three (3) directors of the Company were paid $200,562 for services rendered to the Company.

Jesse B. Shelmire resigned as a director of Euromed on October 27, 1998.

NOTE 4:  DISCONTINUED OPERATIONS

In the summer of 1997, Euromed's management concluded the sale of its investment in Mutarestes B.V. and Subsidiary and determined that Euromed should divest itself of the remaining operating subsidiaries. On November 26, 1997, the Company executed the "Purchase Agreement by and between Euromed, Inc. and Neopharm B.V." Selected provisions of the agreement are as follows:

       o   80% of capital stock sold to Neopharm B.V. of Euromed Europe B.V.
       o   Sale proceeds $1,000,000
       o   Retainment of $300,000 receivable from Euromed Europe B.V.
       o Assignment to the Company of $500,000 of the claim against the purchaser of Mutarestes B.V.

Management has determined that the remaining 20% interest held in Euromed Europe B.V. had no realizable value and the collection of the $500,000 claims against the purchase of Mutarestes B.V. was not probable; therefore, no value was given to these assets at September 30, 1997. Additionally, in connection with the sale of Euromed Europe V.B., the Company entered into a settlement agreement with Dr.
A. Francois Hinnen and his affiliates which included the following provisions:

           Hinnen's affiliate to return 1,000,000 shares of Euromed's common stock Hinnen to resign as director of Euromed Hinnen and his affiliates resign as the managers of Euromed's operating subsidiaries Hinnen to receive Euromed's 51% interest in Confedera Philippines, Inc. and title to a used automobile and personal computer Each party to the agreement to release each other for any claims they may have against each other

                                                        (Continued)
                                                           F-11

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998


                   NOTE 4: DISCONTINUED OPERATIONS (CONTINUED)

The financial statement of Euromed Europe B.V. as of September
30, 1997, are as follows:

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

                                                                                  $7,760,895


                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

                  NOTE 4: DISCONTINUED OPERATIONS (CONTINUED)

                                                   EUROMED EUROPE, B.V.
                                                  STATEMENT OF OPERATIONS
                                           NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                               ('000 omitted)

                      Sales                                                      $    26,395

                      Cost of Sales                                                   24,760

                           Gross Profit                                                1,635

                      Selling, general and administrative expenses                     2,349

                           Net (Loss)                                           $       (714)
                                                                                ============

The loss on the disposal of the Subsidiary is as follows:

       Net investment in Euromed Europe, B.V.                                     $2,063,763

       Professional fees incurred in connection
           with sale of Euromed Europe                                                55,223

       Commission paid on sale                                                        23,000

                                                                                   2,141,986

       Proceeds from sale                                                         (1,000,000)

       Fair value of A. Francois Hinnen's affiliate
           stock returned to company (1,000,000 shares @ $.20)                      (200,000)
                                                                                 -----------

                      Net Loss                                                   $   941,986
                                                                                 ===========

In November 1998, Euromed's Board of Directors authorized the issuance of 35,000 shares of its common stock in settlement of professional fees related to the sale of the Company's foreign subsidiary in 1997. The $1.50 per share value was determined by taking the average of the bid and asked price for Euromed's common stock on the date the shares were authorized for issuance. The $52,500 was recognized as additional loss on disposal of the discontinued operation in the statement of operations for the year ended December 31, 1998.

In 1998, the $300,000 receivable due from Euromed Europe, B.V. was collected net of $123,681 of selling expenses paid by Euromed Europe, B.V. on behalf of Euromed, Inc. The $123,681 has been recognized in the statement of operations for the year ended December 31, 1998, as additional loss on disposal of the discontinued operation.

                                                       EUROMED, INC.

                                               NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998


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

The Company divested itself of the capital stock of Pluripharm and other related assets in the second quarter of 1997. The Company took this step primarily as a result of the changing pharmaceutical wholesale market in The Netherlands, which has resulted in significantly lowered prices and decreased margins, and the Company's inability to consolidate the Pluripharm operations into the Company's operations in The Netherlands. The operations were not consolidated due to the objections of the management of Pluripharm and the problems resulting from the litigation initiated by the various owners/managers of the companies. The divestiture includes: (1,) Houdstermaatschappij Singultus B.V. ( a private company with limited liability under the laws of the Netherlands, which is owned by management of Pluripharm) will acquire all of the capital stock of Pluripharm for an estimated $3,104,000 (6,100,000 Dutch guilders), and (ii) the return of 850,000 shares of common stock. The terms of divestiture agreement included the provision that Euromed will not be entitled to any of the earnings of Pluripharm during the time of ownership.













                                                        (Continued)

                                                       EUROMED, INC.

                                               NOTES TO FINANCIAL STATEMENTS

   DECEMBER 31, 1996, 1997 AND 1998


NOTE 5:  ACQUISITION AND DISPOSAL OF A SIGNIFICANT ASSET (CONTINUED)


The following summarizes the investment in Mutarestes B.V. and Subsidiary and the resulting estimated loss upon disposal:

       Acquisition

           Cash                                                                  $ 5,877,000
           Cost of acquisition                                                       115,000
                                                                                ------------
               Total cash advanced                                                 5,992,000

           850,000 shares of common stock issued
               at a fair value of $6.75 per share                                  5,737,500
                    Total investment                                              11,729,500

       Disposal

           Estimated cash proceeds                                                 3,104,000

           Disposal costs                                                           (302,000)
               Net cash provided                                                   2,802,000

           Stock returned to Company:
               850,000 shares of common stock
                  held by the owners of Mutarestes
                  B.V. at a fair value of $1.50
                  (March 1997)                                                      1,275,000
               850,000 shares of common stock
                  held by Francois Hinnen at a
                  fair value of $.50 (September 1997)                                425,000
                                                                                ------------
                                                                                   4,502,000
           Estimated net loss                                                    $ 7,227,500
                                                                           =================

The fair value of 850,000 shares returned to Euromed by Mr. Francois Hinnen, CEO of Euromed, is included in the loss estimate since the Board of Directors requested that Mr. Hinnen give up shares to help mitigate the loss on the disposal for those shareholders who purchased stock in the March 1996 initial public offering.








                                                        (Continued)

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 6:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    Continuing Operations
                                                                   Income
                                                                (Loss) Before          Net Income            Earnings
                                                                                                              (Loss)
                                            Revenues             Income Taxes           (Loss)               Per Share
          1998

           December                       $       -                $(159,212)           $(159,212)             $  (.12)
-----------
           September                              -                  (60,240)             (60,240)                (.04)
           June                                   -                  (50,688)             (50,688)                (.04)
           March                                  -                  (78,119)             (78,119)                (.05)

          1997

           December                       $       -                $ (26,839)           $ (26,839)             $  (.01)
           September                              -                 (147,839)            (147,839)                (.06)
           June                                   -                 (177,408)            (177,408)                (.05)
           March                                  -                 (266,112)            (266,112)                (.07)

          1996

           December                      $        -                $(107,458)           $(107,458)             $  (.03)
           September                              -                  (45,578)             (45,578)                (.01)
           June                                   -                   33,024               33,024                  .01
           March                                  -                 (418,786)            (418,786)                (.08)

NOTE 7:  SUBSEQUENT EVENTS

In 1998 Euromed advanced monies to Redstone Securities, Inc. as follows:

            Date                            Amount                                 Description
       August 1998                        $ 300,000                               Subordinate Loan
       November 1998                        210,000                               Subordinate Loan
       December 1998                          8,500                              January 1999 Rent
                                        ------------

                                          $ 518,500

The $510,000 of subordinated loans were subject to certain National Association Securities Dealers (NASD) subordination restrictions and could not be repaid to Euromed without prior written approval of the NASD. In 1999 the $510,000 of subordinated loans were converted to equity in Redstone Securities, Inc.

On November 6, 1998, the "Agreement and Plan of Reorganization" by and among the Company, Redstone Acquisition Corp. and Redstone Securities, Inc. was executed. As of February 16, 1999, the Company

                                   (Continued)
                                      F-16

                                  EUROMED, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

NOTE 7:  SUBSEQUENT EVENTS (CONTINUED)


acquired a ninety-six percent (96%) ownership interest in Redstone Acquisition Corp. (which owns one hundred percent (100%) of the outstanding common shares of Redstone Securities, Inc.) by issuing one million, one hundred thousand (1,100,000) shares of its common stock for nine hundred and sixty (960) shares of Redstone Acquisition Corp's common stock. Five hundred thousand (500,000) of the acquisition shares were issued subject to certain vesting restrictions. These restricted shares will vest as follows:


       o Shares will vest if the Company's stock trades for twenty consecutive trading days as follows:

                                           Vesting
                                           Number of                                       Trading
                                           Shares                                           Value
                                            166,667                                         $2.25
                                            166,667                                         $3.75
                                            166,666                                         $5.25

       o All shares will vest if the Company achieves the following earnings level:

                                              Net                                     Year Ending
                                             Income                                   December 31,
                                            $200,000                                     1999
                                            $350,000                                     2000
                                            $525,000                                     2001

       o Any remaining restricted shares will vest in their entirety on the third anniversary of the closing date of the merger transaction.

The transaction will be accounted for as if Redstone Securities, Inc. acquired the Company (a reverse merger) since the Company had no active business.

                                              PRO FORMA FINANCIAL INFORMATION
                                                        (UNAUDITED)

                                                       EUROMED, INC.

                                                     DECEMBER 31, 1998

                                  EUROMED, INC.
                      PRO FORMA CONSOLIDATING BALANCE SHEET
                                   (UNAUDITED)
                                DECEMBER 31, 1998

                                                          ASSETS
                                                                   Redstone
                                                    Euromed,     Securities,                   Consolidating  Consolidated
                                                    Inc.            Inc.          Total           Entries        Total
Current Assets
   Cash                                            $118,130   $           -    $  118,130      $          -      $118,130
   Investments, at market                                 -         464,034       464,034                 -       464,034
   Receivables
       Interest                                      14,753             -       14,753 (E)           (14,753)           -
       Commissions                                        -         465,178       465,178                 -       465,178
       Good faith deposits                                -         100,000       100,000                 -       100,000
       Other                                         25,000         131,555       156,555                 -       156,555
   Prepaid expenses                                       -          21,969        21,969 (A)         8,500        30,469
                                                -----------     -----------   -----------         --------- -------------
              Total Current Assets                  157,883       1,182,736     1,340,619           (6,253)    1,334,366

Due from Redstone Securities, Inc.                   518,500              -       518,500  (A)     (518,500)            -

Furniture and Equipment, net
   of accumulated depreciation                            -         119,231       119,231                 -       119,231

Other Assets                                              -          12,157        12,157                 -        12,157
                                                -----------     -----------   -----------       -----------     ---------
              Total Assets                         $676,383      $1,314,124    $1,990,507         $(524,753)   $1,465,754
                                                   ========      ==========    ==========         =========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Loan payable                              $            -     $   210,000   $   210,000  (A)    $(210,000)$            -
   Due to broker                                          -          86,586        86,586                 -        86,586
   Securities sold, not yet
       purchased                                          -          11,667        11,667                 -        11,667
   Accounts payable and
       accrued liabilities                           34,376         475,427       509,803 (E)       (14,753)      495,050
                                               ------------     -----------  ------------      -------------  -----------
              Total Current Liabilities              34,376         783,680       818,056          (224,753)      593,303

Loans Subordinated to Claims of
   General Creditors
       Officers                                           -         270,000       270,000                 -       270,000
       Others                                             -         545,000       545,000  (A)     (300,000)      245,000
                                             --------------     -----------  ------------       -----------   -----------
              Total Liabilities                      34,376       1,598,680     1,633,056          (524,753)    1,108,303
                                               ------------       ---------     ---------       -----------    ----------
Stockholders' Equity
   Common stock                                      14,300               1        14,301  (B)       10,999        25,300
   Additional paid-in capital                    10,219,638          47,029    10,266,667   (B)  (9,470,680)      795,987

   Retained (deficit)                            (9,459,681)       (331,586)   (9,791,267)   (B)  9,459,681      (331,586)
                                                -----------     -----------   -----------       -----------   -----------
                                                    774,257        (284,556)      489,701                 -       489,701
       Less treasury shares                        (132,250)              -      (132,250)                -      (132,250)
                                                -----------  --------------  ------------    --------------   -----------
              Total Shareholders' Equity            642,007        (284,556)      357,451                 -       357,451
                                                -----------     -----------  ------------    --------------   -----------
              Total Liabilities and
                 Shareholders' Equity           $   676,383      $1,314,124   $ 1,990,507       $  (524,753)   $1,465,754
                                                ===========      ==========   ===========       ===========    ==========

                        The accompanying notes are an an
                   integral part of these pro forma financial
                                   statements.
                                      F-19

                                  EUROMED, INC.

                PRO FORMA CONSOLIDATING STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          YEAR ENDED DECEMBER 31, 1998


                                                                 Redstone
                                                    Euromed,   Securities,                   Consolidating    Consolidated
                                                    Inc.          Inc.           Total          Entries          Total

Revenues
   Commissions$                                           -     $3,166,704    $3,166,704       $        -       $3,166,704
   Gain on firm securities accounts                       -       883,780        883,780                -         883,780
   Underwriting and syndicate income                      -       225,264        225,264                -         225,264
   Other                                                  -       210,062        210,062                -         210,062
                                               ------------   -----------    -----------       ----------     -----------

           Total Revenue                                  -     4,485,810      4,485,810                -       4,485,810

Costs and expenses
   Commissions paid to other broker-dealers               -       493,754        493,754                -         493,754
   Employee compensation                            200,562     1,866,132      2,066,694                -       2,066,694
   Other general and administrative expenses        162,450     2,662,057      2,824,507                -       2,824,507
                                                  ---------    ----------     ----------       ----------      ----------

           Operating (Loss)                        (363,012)     (536,133)      (899,145)               -        (899,145)

Other income (expense)
   Interest income                                    14,753        8,970         23,723  (E)     (14,753)          8,970
Interest expense                                          -      (104,098)      (104,098) (E)      14,753         (89,345)
                                               ------------   -----------    -----------          -------      ----------

           Net (Loss) From Continuing
              Operations                           (348,259)     (631,261)      (979,520)               -        (979,520)

Minority interest in operating (loss)
   of subsidiary                                          -             -              -     (C)   25,250          25,250

Discontinued operations
   Operating (loss)                                       -             -              -                -               -
   Loss on sale                                    (176,181)             -      (176,181)               -        (176,181)
                                                  --------- --------------   -----------       ----------     -----------

           Net (Loss)                             $(524,440)  $  (631,261)   $(1,155,701)         $25,250     $(1,130,451)
                                                  =========   ===========    ===========          =======     ===========

Pro forma net (loss) per share
   Continuing operations                        $      (.25) $       (.57)                                  $        (.38)
   Discontinued operations
       Loss on sale of discontinued operations         (.12)            -                                            (.07)
                                                ----------- -------------                                   -------------

                                                $      (.37) $       (.57)                                   $       (.45)
                                                ===========  ============                                    ============

Pro forma weighted average number
   of shares of common stock outstanding          1,412,400     1,100,000                                   (D) 2,512,400
                                                  =========     =========                                       =========

                          The accompanying notes are an
             integral part of these pro forma financial statements.
                                      F-20

                                  EUROMED, INC.

              NOTES TO PRO FORMA CONSOLIDATING FINANCIAL STATEMENTS
                                   (UNAUDITED)

                      FOR THE YEAR ENDED DECEMBER 31, 1998


NOTE 1:  MERGER

On November 6, 1998, the "Agreement and Plan of Reorganization" by and among Euromed, Inc. (the "Company"), Redstone Acquisition Corp. and Redstone Securities, Inc. ("Redstone") was executed. As of February 16, 1999, the Company acquired a ninety-six percent (96%) ownership interest in Redstone Acquisition Corp. (which owns one hundred percent (100%) of the outstanding common shares of Redstone Securities, Inc.) by issuing one million one hundred thousand (1,100,000) shares of its common stock for nine hundred and sixty (960) shares of Redstone Acquisition Corp.'s common stock. Five hundred thousand (500,000) of the acquisition shares were issued subject to certain vesting restrictions. These restricted shares will vest as follows:

   o Shares will vest if the Company's stock trades for twenty consecutive trading days as follows:

           Vesting
           Number of                                               Trading
              Shares                                                Value
           166,667                                                  $2.25
           166,667                                                  $3.75
           166,666                                                  $5.25

   o All shares will vest if the Company achieves the following earnings level:

              Net                                             Year Ending
             Income                                           December 31,
           $200,000                                              1999
           $350,000                                              2000
           $525,000                                              2001

   o Any remaining restricted shares will vest in their entirety on the third anniversary of the closing date of the merger transaction.

The unaudited Pro Forma Consolidating Balance Sheet as of December 31, 1998, gives pro forma effect to the acquisition as if it had occurred on December 31, 1998. The unaudited Pro Forma Consolidating Statement of Operations gives pro forma effect to the acquisition as if it had occurred on January 1, 1998. The Pro Forma Consolidating Balance Sheet and Statement of Operations are based on the audited financial statements of the respective companies. The Pro Forma Financial Statements should be read in conjunction with and are qualified by the historical financial statements of the respective companies.

The Pro Forma Information is intended for informational purposes only and is not necessarily indicative of the future financial position or results of operations of the Company after the acquisition of Redstone, or the financial position or the results of operations of the Company that would have actually occurred had the acquisition of Redstone been effected as of the date or for the period presented.

                                  EUROMED, INC.

               NOTES TO PRO FORMA FINANCIAL STATEMENT (CONTINUED)
                                   (UNAUDITED)

                      FOR THE YEAR ENDED DECEMBER 31, 1998


NOTE 2:  ACCOUNTING METHOD

The management and stockholders of Redstone Securities, Inc. gained actual and effective operating control of the Company subsequent to the merger; therefore, the merger was accounted for as a reverse acquisition except that no goodwill or other intangible asset was recognized. This transaction is equivalent to the issuance of stock by Redstone (the private company) for the net assets of the Company, accompanied by a recapitalization.


NOTE 3:  ADJUSTMENTS TO PRO FORMA FINANCIAL STATEMENTS

The consolidating entries to these pro forma financial statements are as follows:

   (A) In 1998 the Company advanced monies to Redstone, which were reflected in the financial statement of Redstone as follows:

              Loan payable                                     $   210,000

              Loans subordinated to claims of
                  general creditors - others                       300,000
                                                               -----------

                                                               $   510,000

           In addition, in December 1998 the Company paid Redstone's January 1999 office rent in the amount of $8,500.

   (B) The merger is treated as if Redstone acquired the Company; therefore, the combined stockholders' equity remains unchanged; however, the following reclassifications are necessary:

o Issuance of 1,100,000 shares of $.01 par value common stock ($11,000) offset by reduction in Redstone's common stock ($1).

              o   Reclassification   of  the  Company's   retained   deficit  of
                  $9,459,681 to additional paid-in capital so that retained deficit reflects only the activity of Redstone.

   (C) The Company owns ninety-six percent (96%) of Redstone; therefore, the loss applicable to the Company's ownership interest was reduced by four percent (4%).

   (D) Weighted average number of common shares includes 1,100,000 common shares applicable to the merger, unadjusted for the 500,000 that will vest at some time between the initial date of the merger and the third anniversary of the merger.

   (E) Eliminate interest on Redstone's Notes Payable to Euromed.

                                                 REDSTONE SECURITIES, INC.

                                                   FINANCIAL STATEMENTS

                                                     DECEMBER 31, 1998

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Redstone Securities, Inc.


I have audited the accompanying statements of financial condition of Redstone Securities, Inc. as of December 31, 1997 and 1998, and the related statements of income and expense, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted audited standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of Redstone Securities, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/    Arnold G. Greene

February 22, 1999

                            REDSTONE SECURITIES, INC.

                        STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 1997 AND 1998

                                                          ASSETS
                                                                                1997                       1998
                                                                            -----------------------------------
Current Assets:
   Cash                                                                    $      8,335            $            -
   Receivables from brokers and dealers:
       Commissions receivable                                                    84,521                   465,178
       Good faith deposit                                                       276,571                   100,000
       Other receivables                                                        176,446                   131,555
   Investments at market                                                      1,070,311                   464,034
   Prepaid expenses                                                              27,622                    21,969
                                                                            -----------               -----------
           Total Current Assets                                               1,643,806                 1,182,736

Property, furniture & equipment
   (less:  accumulated depreciation of $291,850 and
       $288,675, respectively)                                                  153,552                   119,231
Other assets                                                                     11,227                    12,157
                                                                            -----------               -----------
              Total Assets                                                   $1,808,585                $1,314,124
                                                                             ==========                ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 1997                      1998
                                                                              ---------------------------------
Current Liabilities:
   Accrued expenses and taxes payable                                       $   490,169               $   475,427
   Loans payable                                                                 30,807                   210,000
   Due to broker                                                                290,904                    86,586
   Securities sold, not yet purchased                                                 -                    11,667
                                                                         --------------               -----------
       Total Current Liabilities                                                811,880                   783,680

Liabilities subordinated to claims of general creditors:
   Officers                                                                     245,000                   270,000
   Others                                                                       405,000                   545,000
                                                                            -----------               -----------
       Total Liabilities                                                      1,461,880                 1,598,680
                                                                              ---------                 ---------

Stockholders' equity:
   Common Stock, $.01 par value; authorized 1,000
       shares, outstanding 105 shares                                                 1                         1
   Additional paid-in capital                                                    71,029                    47,029
   Treasury stock                                                               (24,000)                        -
   Retained earnings (deficit)                                                  299,675                  (331,586)
                                                                            -----------               -----------
       Total Stockholders' Equity                                               346,705                  (284,556)
                                                                            -----------               -----------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                        $1,808,585                $ 1,314,124
                                                                             ==========                ===========



                                            See notes to financial statements.
                                                           F-25

                            REDSTONE SECURITIES, INC.

                        STATEMENTS OF INCOME AND EXPENSE

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                      1996                1997                1998
                                                                   -----------------------------------------------

Revenues:
   Commission                                                     $2,737,698          $2,569,926          $3,166,704
   Interest income                                                    21,329              24,051               8,970
   Gain on firm securities accounts                                3,553,666           2,552,650             883,780
   Underwriting and syndicate income                                 516,066              33,442             225,264
   Syndicate income                                                   30,415                   -                   -
   Other income                                                      395,034             355,882             210,062
                                                                      -         -----------         -----------

       Total Revenue                                               7,254,208           5,535,951           4,494,780
                                                                  ----------          ----------          ----------

Expenses:
   Compensation of stockholder officers                              405,000             101,500             258,356
   Other employee compensation                                     2,547,950           2,105,225           1,607,776
   Commission paid to other broker-dealers                           746,331             650,419             493,754
   Regulatory fees and expenses                                       81,453              83,052             111,513
   Interest expense                                                  170,793             159,486             104,098
   Other expenses                                                  2,328,392           2,550,544
                                                                   ----------          ----------

       Total Expenses                                              7,203,055           5,428,074           5,126,041
                                                                  ----------          ----------          ----------

Income (loss) before federal income tax                               51,153             107,877            (631,261)

Less:  federal income tax                                                  -                   -                   -
                                                              --------------      --------------      --------------

           Net Income (Loss)                                     $    51,513         $   107,877         $  (631,261)
                                                                 ===========         ===========         ===========


















                                            See notes to financial statements.

                            REDSTONE SECURITIES, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                      1996                1997                1998
                                                                   -----------------------------------------------

Resources provided:
   Net income     $   51,153                                        $107,877       $           -
   Decrease in other receivables                                           -                   -              44,891
   Decrease in prepaid expenses                                            -                   -               5,653
   Decrease in investments                                           276,602             889,371             606,277
   Depreciation                                                       53,758              61,996              34,321
   Decrease in receivables from broker dealers                             -             365,663                   -
   Sale of common stock                                                    -               1,000                   -
   Increase in loans payable                                               -                   -             179,193
   Increase in securities sold, not yet purchased                          -                   -              11,667
   Increase in subordinated loans                                    935,000                   -             165,000
   Increase in due to broker                                         110,115                   -                   -
                                                                  ----------       -------------       -------------

       Total Resources Provided                                    1,426,628           1,425,907           1,047,002
                                                                   ---------           ---------           ---------

Resources applied:
   Net loss                                                                -                   -             631,261
   Increase in other assets                                              108                 452                 930
   Decrease in securities sold, net yet purchased                    249,611             261,326                   -
   Decrease in loans payable                                          64,813              57,201                   -
   Increase in prepaid expenses                                        1,649               3,997                   -
   Increase in accounts receivable                                   375,616                   -                   -
   Increase in other receivable                                            -             176,446                   -
   Increase in receivables from broker-dealers                             -                   -             204,086
   Increase in furniture & equipment                                  62,902              24,078                   -
   Decrease in accrued expenses                                       72,754              77,436              14,742
   Decrease in due to broker                                               -               5,137             204,318
   Decrease in subordinated loans payable                                  -             815,000                   -
   Distributions                                                     585,000                   -                   -
                                                                   ----------       -------------       -------------

       Total Resources Applied                                     1,412,453           1,421,073          (1,055,337)
                                                                   ---------           ---------          ----------

Increase (Decrease) in cash                                           14,175               4,834              (8,335)

Balance, beginning of year                                           (10,674)              3,501               8,335
                                                                  ----------         -----------         -----------

Balance, end of year                                              $    3,501         $     8,335       $           -
                                                                  ==========         ===========       =============







                                            See notes to financial statements.

                            REDSTONE SECURITIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


Stockholders' equity, December 31, 1995                                               $  771,675
   Net income for the year                                                                51,153
   Distributions                                                                        (585,000)
                                                                                      ----------

Stockholders' equity, December 31, 1996                                                  237,828

   Net income for the year                                                               107,877
   Sale of common stock                                                                    1,000

Stockholders' equity, December 31, 1997                                                  346,705

   Net (loss) for the year                                                              (631,261)

Stockholders' equity, December 31, 1998                                               $ (284,556)
                                                                                      ==========


























                                            See notes to financial statements.

                            REDSTONE SECURITIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Income Taxes

The Company elected to be taxed as an "S" Corporation as of January 1, 1994. The net income or loss of the Company is passed through to the shareholders, and tax is then incurred by the individual shareholders. As of January 1, 1999, the Company will elect to be taxed as a regular "C" Corporation.

Depreciation

Depreciation is calculated using the Modified Accelerated Cost Recovery System (MACRS).


NOTE 2:

The following supplementary information is submitted:

   Exemption from Rule 15c3-3 is claimed under (K) (2) (b):

     All customer transactions are cleared through another broker-dealer, J. W. Genesis Clearing Corp. on a fully disclosed basis.

       Net capital as reported in Form X-17A-5 indicated net capital of $153,941. In February 1999, the Corporation filed Part IIA of form X-17A-5 (unaudited) and reported net capital of $154,752. The difference of $811 is accounted for by net accruals made during the audit, and various reclassifications.


NOTE 3:

The Company is involved in three arbitrations with customers. All matters are being vigorously defended and management believes it has a meritorious defense in each case.


NOTE 4:

As of January 6, 1999, Redstone Securities, Inc. entered into an agreement with Euromed, Inc., a Nevada corporation, to merge its company into a subsidiary. The acquiring company will own 96% of the shares and the existing shareholders of Redstone will retain a 4% interest in the Company.

   PART III

Item 10. Directors and Executive Officers of EuroMed, Inc.

   Name                                                         Age       Position
Elbert G. Tindell                                                 52       Chairman of the Board
Robert A. Shuey, III(1)                                           43       Chief Executive Officer and Director
Richard Belz                                                      41       Director
Anthony F. Vaccaro                                                28       Director
Todd M. Cornelius                                                 28       Vice President
W. Michael Mosley                                                 27       Vice President



   Elbert G. Tindell, has served as CEO and a director of the Company since October 15, 1997. Mr. Tindell is involved in the management and direction of public and private Companies in the United States, Asia Pacific, and Europe, specializing in the re-engineering of corporate environments through implementing capital restructuring and planning strategies. Prior to graduating from the University of North Texas, Mr. Tindell served in the United States Marine Corps from January 1967 to December 1970.

   Robert A. Shuey, III, isa director, CEO and a Managing Director, Investment Banking, of EuroMed and Redstone Securities, Inc. He also serves as a member of the Board of Directors of Autobond Corporation, Westower Corporation and Transnational Financial Corporation. Mr. Shuey has been associated with Redstone Securities, Inc. since January 1, 1999. Prior thereto, he was Chief Executive Officer of Tejas Securities Group, Inc. since September 1997. He has been in the investment banking business for more than the past five years, with National Securities Corporation from September 1996 until August 1997; with La Jolla
Securities  Corporation  from April 1995 until  August  1996;  with  Dillon Gage
Securities Corporation from January 1994 until April 1995 and Dickinson & Co. from March 1993 to December 1993, Mr. Shuey is a graduate of Babson with a degree in Economics and Finance.

   Richard Belz, CPA has been a director of EuroMed since February of 1999. Mr. Belz has been in the financial industry for the past 15 years and has acted as Chief Financial Officer and Managing Director of Redstone Securities, Inc. since 1998. During this time he managed all investment banking and trading activities for Redstone. Mr. Belz has served as an officer or director of many corporations including Standard Funding Corporation and Apple Homes Corporation, both of which are publicly traded corporations. He graduated from Illinois State University with a Bachelor of Science degree.

Anthony F Vaccaro, Jr. has been a director of EuroMed since February of 1999. He also is a Vice President of investment banking at EuroMed. Mr. Vaccaro joined the Company in January of 1999. Prior thereto, Mr. Vaccaro was a an investment banking generalist specializing in mergers and acquisitions and initial public offerings for Salomon Smith Barney in New York City. Prior to his association with Salomon Smith Barney, Mr. Vaccaro was employed by a private equity group to specialize in bridge and mezzanine financing, private placements, mergers and acquisitions, and initial public offerings in a variety of industries. Mr. Vaccaro is a graduate of Texas A&M University with a degree in Finance.

Todd M. Cornelius is a Vice President, Investment Banking, of EuroMed, Inc. Mr. Cornelius joined the company in April of 1999. Prior thereto, Mr. Cornelius was a Financial Consultant with Akzo Nobel specializing in small business expansions, mergers and general consulting. Prior to his work with Akzo Nobel, Mr. Cornelius performed underwriting and risk analysis in the energy arena for American International Group. Mr. Cornelius is a graduate of Texas A&M University with a degree in Chemical Engineering. Mr. Cornelius is currently matriculating on a Masters of Business Administration, with a concentration in Finance and Accounting, at Southern Methodist University.

William M. Mosley is a Vice President, investment Banking, of EuroMed. Mr. Mosley has been associated with EuroMed since November I, 1997. Prior thereto, he was a Vice President of Tejas Securities Group, inc. since January 1998. During this time he was responsible for supervising syndicate activities and ail aspects of the Underwriting process. Previously, Mr. Mosley was employed by Stone Media Corporation as a Senior Analyst from November 1996 to January 1998. Mr. Mosley is a graduate of Southern Methodist University with a degree in Finance.



Meetings and Committees of the Board of Directors
The business of the Company is under the direction of the board of directors. The board of directors meets on matters requiring approval of the board of directors. It also holds special meetings when an important matter requires action by the board of directors between scheduled meetings. The board of directors held one formal meeting and acted by unanimous written consent 5 times during 1998. During 1998, each member of the board of directors participated in at least 75% of all Board of Directors meetings during the period for which he was a director. Item 11. Executive Compensation. The following table sets forth certain information regarding compensation paid during the Company's last completed fiscal year to the Company's Chief Executive Officer and each of the Company's executive officers (other than the Chief Executive Officer) whose total annual salary and bonuses earned during the fiscal year ended December 31,1998, exceeded $100,000:

                    Management Compensation and Transactions

                           Summary Compensation Table

                             Annual Compensation                                                    Long-Term

                                                                                                 Compensation Awards
        Name/Title             Year      Salary($)      Bonus($)            Other           Securities         All Other
                                                                       Compensation($)      Underlying      Compensation($)
                                                                                             Options/
                                                                                             SARs(#)
Elbert G. Tindell(1)           1998       $76,212          --                --                 --                --
                               1997          --          $23,000             --                 --             20,000(2)
                               1996          --            --                --                 --                --

 (1) Mr. Tindell served as President from on October 15, 1997 until October 1998, when he was replaced as Chief Executive officer by Robert A. Shuey, III.
(2) All other compensation is comprised of 100,000 shares of Common Stock issued to Mr. Tindell having a fair market value of $0.20 per share.

Compensation of Directors

     During 1998 the Company paid Mr. Shelmire $78,000, and Mr. Shuey $46,350 for serving on the board of directors. Mr. Shelmire resigned from the Board of Directors on October 27, 1998. On February 24, 1999, Mr. Belz and Mr. Vaccaro were elected to serve on the Board of Directors. As of the date hereof neither has received any compensation for services rendered.


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

           Based solely on its review of the copies of such forms received by it with respect to fiscal 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.


    Item 12. Security Ownership of Certain Beneficial Owners and Management.

                Principal Stockholders and Management Ownership.

The following table sets forth information with respect to beneficial ownership of Common Stock as of April 12, 1998 by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) the chief executive officer and each of the Company's four other most highly compensated executive officers whose total annual compensation for 1998 based on salary and bonus earned during 1998 exceeded $100,000 (the "Named Executive Officers"), and (iv) all the Company directors and executive officers as a group.


         Name of Beneficial Owner                                                        Amount and                  Percent
                                                                                           Nature                      of
                                                                                       of Beneficial                  Class
                                                                                          Ownership
Robert A. Shuey, III                                                                      442,500     (1)             21.0%
Elbert G. Tindell                                                                         200,125     (1)              9.5%
Gary Purcell                                                                              196,333     (3)              9.8%
Tom Laundrie                                                                              196,334     (2)              9.8%
Richard Belz                                                                              116,333     (3)              5.8%
Anthony F. Vaccaro                                                                        100,000     (6)              4.7%
All directors and executive officers as a group (4 persons)                               858,958   (4)(5)          37.23 %

*Less than 1%

(1) Includes warrants to purchase 100,000 shares of common stock granted on December 29, 1997 exercisable immediately at $0.30. (2) Does not include 166,666 shares subject to vesting restrictions pursuant to the Redstone Merger. See "Item 1-Business" (3) Does not include 166,667 shares subject to vesting restrictions pursuant to the Redstone Merger. See "Item 1-Business" (4) Includes Mr. Shuey's, Mr. Tindell's, and Mr. Vaccaro's combined warrants to purchase 300,000 shares of common stock. (5) Does not include the right to vote 125,000 shares granted to the Board of Directors by a Federal judge. In compliance with the Injunction and Civil Contempt Order of January 6, 1999, Gregory Alan Gaylor has signed an irrevocable proxy dated January 21, 1999 appointing EuroMed, Inc. as his sole proxy with respect to 125,000 shares of EuroMed Common Stock. (6) Includes warrants to purchase 100,000 shares of Common Stock at a purchase price of $1.00 per share, exercisable immediately.

                                     PART IV

    Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a. Financial Statements:
See table of Contents to Financial Statements. Page F-1 filed herewith.
b. Reports on Form 8-K
c. Exhibit 5

                          Number Description of Exhibit

2.1 Agreement and Plan of Reorganization dated November 6, 1998 by and among Euromed, Inc., Redstone Aquisition
     Corp. And Redstone Securities, Inc.*
3.1 Articles of Incorporation(1)
3.2 Bylaws of the Company(1)
4.1 Specimen of Series A Common Stock Certificate(1)
10.1 Consulting,
     Management and Noncompetition  Agreement,  dated as of July 5, 1996, by and between Purchaser and Doets.(3)
10.2 Consulting,
     Management and Noncompetition  Agreement,  dated as of July 5, 1996, by and between Purchaser and Roozekrans.(3)
10.3 Consulting,
     Management and Noncompetition  Agreement,  dated as of July 5, 1996, by and between Purchaser and Hinnen.(3)
16.1 Letter of the Change of Certified Accountants(2)
21.1 Subsidiaries of the Registrant as revised.*
23.1 Consent of Killman Murrell & Company, P.C., Certified Public Accountants.*
23.2 Consent of Arnold S. Green, CPA *
27.1 Financial Data Schedule*



*Filed Herewith

(1)Previously filed as an exhibit to the Company's Registration Statement No. 33-80805 on Form S-1 and incorporated herein by reference.


(2)Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated November 19, 1996 and incorporated herein by reference.


(3)Previously filed as an exhibit to the Company's Current Report on Form 8-K/A (Amendment No. 1) dated July 5, 1996 and incorporated herein by reference.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EuroMed, Inc.


Dated: April 14, 1999                      By: /s/ Elbert G. Tindell
                                               ---------------------
                                            Chairman of the Board and President

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                                    Title                       Date
                ---------                                 --                              ----
/s/ Elbert G. Tindell                                  President and                      April 14, 1999
---------------------------
Elbert G. Tindell
                                                       Chairman of the Board
/s/ Robert A. Shuey, III                               Chief Executive Officer,           April 14, 1999
---------------------------
Robert A. Shuey, III                                   Chief Financial Officer,
                                                       Treasurer and Director


/s/ Anthony F. Vaccaro                                 Sr. Vice President and Director    April 14, 1999
---------------------------
Anthony F. Vaccaro
