Form 10-Q
period 1999-03-31
EUROMED INC
filed 1999-05-18
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO ____________________

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
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

                                 (214) 692-3544
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                            No         X

As of May 13, 1999, there were 2,507,000 shares outstanding of the registrant's common stock, $0.01 par value.
--------------------------------------------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE NO.
                                                                                                         --------------

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      December 31, 1998 and March 31, 1999                                                            3

              Statements of Operations -
                      Three months ended March 31, 1998 and 1999                                                      4

              Statements of Cash Flows -
                      Three months ended March 31, 1998 and 1999                                                      5

              Notes to Financial Statements                                                                           8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                                                    11

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                         13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                          13




                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                       March 31,              December 31,
                                                                        1999                    1998
                                                                     (Unaudited)

Current Assets
   Cash                                                             $    41,261               $   118,130
   Investments, at market                                               825,997                   464,034
   Receivables
       Commissions                                                      130,718                   465,178
       Good faith deposits                                              100,000                   100,000
       Other                                                            150,014                   156,555
   Prepaid expenses                                                       1,876                    30,469
                                                                   ------------               -----------
           Total Current Assets                                       1,249,866                 1,334,366

Furniture and Equipment, net
   of accumulated depreciation                                          119,134                   119,231
Restricted investments, at market                                     1,859,140                         -
Other Assets                                                             11,727                    12,157
                                                                     -----------               -----------
           Total Assets                                              $3,239,867                $1,465,754
                                                                     ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Cash overdraft                                                   $    59,453             $           -
   Due to brokers                                                        67,883                    86,586
   Securities sold, not yet purchased                                     4,839                    11,667
   Accounts payable and accrued liabilities                             553,719                   495,050
                                                                    -----------               -----------
           Total Current Liabilities                                    685,894                   593,303

Loans Subordinated to Claims of
   General Creditors
       Officers                                                         270,000                   270,000
       Others                                                           245,000                   245,000
       Restricted investments                                         1,859,140                         -
Minority Interest in Subsidiary                                           4,182                         -
                                                                   ------------            --------------
           Total Liabilities                                          3,064,216                 1,108,303
                                                                     ----------                ----------

Stockholders' Equity
   Common stock, par value $.01 per share;
       20,000,000 shares authorized; 2,530,000
       shares issued and outstanding                                     25,300                    25,300
   Additional paid-in-capital                                           800,128                   795,987
   Retained (deficit)                                                  (517,527)                 (331,586)
                                                                    -----------               -----------
                                                                        307,901                   489,701
           Less treasury shares                                        (132,250)                 (132,250)
                                                                    -----------               -----------
              Total Shareholders' Equity                                175,651                   357,451
                                                                    -----------               -----------
              Total Liabilities and Shareholders' Equity             $3,239,867                $1,465,754
                                                                     ==========                ==========
                 See accompanying notes to financial statements.
                                        3


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                For the Three Months Ended
                                                                                                March 31,
                                                                       1999                       1998
                                                                  --------------              --------

Revenues
   Commissions$1,526,003                                             $  657,763
   Gain on firm securities accounts                                     239,438                   740,277
   Underwriting and syndicate income                                     78,504                   135,859
                                                                    -----------                ----------

       Total Revenue                                                  1,843,945                 1,533,899

Costs and expenses
   Commissions paid to other broker-dealers                             406,221                   304,736
   Employee compensation                                              1,087,220                   544,256
   Other general and administrative expenses                            526,609                   578,038
                                                                    -----------                ----------

       Operating Income (Loss)                                         (176,105)                  106,869

Other income (expense)
   Interest income                                                            -                     2,732
   Interest expense                                                     (20,701)                  (25,188)
                                                                    -----------               -----------

       Net Income (Loss) From Continuing
           Operations Before Minority Interest                         (196,806)                   84,413

 Minority interest in operating income of subsidiary                     (4,182)                        -
                                                                   ------------             -------------

       Net Income (Loss) From Continuing Operations                    (200,988)                   84,413

Discontinued operations
   Operating (loss)                                                           -                         -
   Gain (loss) on sale                                                   15,047                         -
                                                                    -----------             -------------

       Net Income (Loss)                                           $   (185,941)               $   84,413
                                                                   ============                ==========

Pro forma net (loss) per share
   Continuing operations                                           $       (.07)             $        .07
   Discontinued operations
       Loss on sale of discontinued operations                                -                         -
                                                                  -------------             -------------

                                                                   $       (.07)             $        .07
                                                                   ============              ============

Pro forma weighted average number
   of shares of common stock outstanding                              2,542,000                 1,100,000
                                                                     ==========                ==========

          See accompanying notes to consolidated financial statements.
                                        4


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                      THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                                                    Retained
                                                  Common Stock    Additional        Earnings      Treasury
                                         Number    Par Value   Paid-In-Capital     (Deficit)       Shares        Total

Balance, December 31, 1997                 105    $       1          $ 71,029     $ 299,675     $ (24,000)      $346,705
   Retirement of treasury stock              -            -           (24,000)            -        24,000              -
   Net loss 1997                             -            -                 -      (631,261)            -       (631,261)
                                  ------------   ----------       -----------     ---------  ------------      ---------

Balance, December 31, 1998                 105            1            47,029      (331,586)            -       (284,556)
   Acquisition of parent
       February 16, 1999 - Note 2    2,564,895       25,299           748,958             -      (132,250)       642,007
                                     ---------      -------          --------  ------------     ---------      ---------

Restated, December 31, 1998          2,565,000       25,300           795,987      (331,586)     (132,250)       357,451
   Issuance of warrant to purchase
       414,062 shares of common
       stock                                 -            -             4,141             -             -          4,141
   Net (loss) 1998                           -            -                 -      (185,941)            -       (185,941)
                                  ------------   ----------       -----------   -----------  ------------     ----------

Balance, March 31, 1999
   (Unaudited)                       2,565,000      $25,300          $800,128     $(517,527)    $(132,250)      $175,651
                                     =========      =======          ========     =========     =========       ========






























          See accompanying notes to consolidated financial statements.
                                        5

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                March 31,
                                                                       1999                        1998
                                                                    ----------                 --------

Cash Flow from Operating Activities
   Net income (loss)                                             $   (185,941)                 $   84,413
   Adjustment to reconcile net income (loss)
       to net cash from operating activities
           Depreciation                                                 9,000                      12,000
           Minority interest in income of subsidiary                    4,182                           -
           Issuance of stock warrants                                   4,141                           -
   Changes in assets and liabilities
           Increase in investments                                   (361,963)                   (297,787)
           (Increase) decrease in receivables                         341,001                    (179,036)
           Decrease in prepaid expenses                                28,593                      23,101
           (Increase) decrease in other assets                            430                         (96)
           Increase in cash overdraft                                  59,453                      14,016
           Decrease in due to brokers                                 (18,703)                   (290,889)
           Increase (Decrease) in securities sold,
              not yet purchased                                        (6,828)                    476,570
           Increase in accounts payable
              and accrued liabilities                                   58,669                     92,000
                                                                     ---------                 ----------

              Net Cash Flow (Used) By Operating
                 Activities                                           (67,966)                    (65,708)
                                                                  -----------                  ----------

Cash Flow from Investing Activities
   Purchase of equipment                                               (8,903)                          -
                                                                 ------------               -------------

Cash Flow from Financing Activities
   Acquisition of restricted investments                           (1,859,140)                          -
   Increase in loans subordinated to claims
       of creditors                                                 1,859,140                           -
   Increase in note payable                                                 -                      57,373
                                                               --------------                  ----------

              Net Cash Flow Provided By
                 Financing Activities                                       -                      57,373
                                                               --------------                  ----------

Net Increase (Decrease) In Cash                                       (76,869)                     (8,335)

Cash at the Beginning of the Period                                   118,130                       8,335
                                                                  -----------                 -----------

Cash at the End of the Period                                     $    41,261               $           -
                                                                  ===========               =============

                 See accompanying notes to financial statements.
                                        6

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                          Three Months Ended
                March 31,
                                                                       1999                        1998
                                                                    ----------                 --------

Supplemental Disclosures of Cash
   Flow Information
       Cash paid during the period for:
           Interest                                                  $ 17,555                    $ 25,188
                                                                     ========                    ========
           Income taxes                                            $        -                  $        -
                                                                   ==========                  ==========



































                 See accompanying notes to financial statements.
                                        7

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1:  ACQUISITION OF REDSTONE SECURITIES, INC.

     In 1998 Institutional Equity Holdings, Inc. (formerly EuroMed, Inc.) advanced monies to Redstone Securities, Inc. as follows:


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
                                                                  ------------
                                                                    $ 518,500

The $510,000 of subordinated loans were subject to certain National Association Securities Dealers (NASD) subordination restrictions and could not be repaid to the Company without prior written approval of the NASD. In February 1999, the $510,000 of subordinated loans, plus accrued interest, were converted to equity in Redstone Securities, Inc.

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
   o Any remaining restricted shares will vest in their entirety on the third anniversary of the closing date of the merger transaction.
                                   (Continued)
                                        8

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                                 MARCH 31, 1999


NOTE 1:  ACQUISITION OF REDSTONE SECURITIES, INC. (CONTINUED)

Pro forma consolidating financial statements were presented in the Company Form 10-K for the year ended December 31, 1998 filed in April 1999.

The consolidated financial statements included therein are as follows:

       o December 31, 1998 Consolidated Balance Sheet - Amounts represent the consolidated totals for the individual companies' balance sheets, with all intercompany balances having been eliminated.

       o Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1999 - Represents the consolidated operations of Institutional Equity Holdings, Inc. and its subsidiary Redstone Acquisition Corp. as if the acquisition had occurred on January 1, 1999. All intercompany balances and transactions have been eliminated in consolidation.

      o Statements of Operations and Cash Flows for the three months ended March 31, 1998 - Represents the operations and cash flows for Redstone Securities, Inc, only.


NOTE 2:  RESTRICTED INVESTMENTS

On March 18, 1999, the Company entered into an agreement with an individual for the delivery to the Company of a certificate representing 66,250 shares of common stock of Westower Corporation. The agreement included the following terms:

       o The individual will receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock on the American Stock Exchange, calculated for each fiscal quarter. The sales price of Westower Corporation's common stock at March 18, 1999 and March 31, 1999 were $24.63 and $28.06 per share, respectively.

       o The Company agrees not to transfer or assign the shares without the individual's prior written consent during the term of the agreement.

       o The Company will issue to the individual a five year stock purchase warrant for 414,062 shares of common stock of the Company at an exercise price of $2.00 per share. The Company has the right to call the warrant if the trading price of the Company's common stock has equaled or exceeded $4.00 per share for ten consecutive days.

       o Agreement can be terminated upon sixty (60) days' notice by either party.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                                 MARCH 31, 1999


NOTE 3:  WEIGHTED AVERAGE OUTSTANDING

For the three month period ended March 31, 1999, the weighted average outstanding common shares is as follows:

           Shares outstanding, December 31, 1998                                   1,430,000

           Shares issued in acquisition of Redstone
              Securities, Inc.                                                     1,100,000

           Shares to be issued for service rendered in 1998                           35,000
                                                                                  ----------
                                                                                   2,565,000
              Less Treasury Shares                                                   (23,000)
                                                                                   2,542,000

All common shares were considered to be outstanding from January 1, 1999. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants would be anti-dilutive.


NOTE 4:    BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Institutional Equity Holdings, Inc. (formerly EuroMed, Inc.) for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

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

Effective February 16, 1999, Redstone Securities, Inc. ("Redstone") was merged into a newly organized subsidiary of the Company with Redstone as the survivor (the "Redstone Merger"). The Company issued 1,100,000 shares of its Common Stock to the three principal of Redstone, Thomas Laundrie, Gary Purcell, and Richard Belz; however, 500,000 of these shares are restricted until the market price of the Company's Common Stock reaches certain price levels or the Company reporting certain levels of net income. Notwithstanding the price levels of the Common Stock or net income performance levels, the restricted shares will fully vest on February 16, 2002. The 500,000 restricted shares are considered outstanding and are included in computations in this Form 10Q. Redstone has been a registered broker dealer since 1988 and has 70 retail brokers. Redstone has offices in Plainview, New York, New York, New York and Boca Raton, Florida.

Effective April 23, 1999, EuroMed, Inc. changed its name into Institutional Equity Holdings, Inc. ("IEH").

RESULTS OF OPERATIONS


Three Months Ended March 31, 1999, compared to Three Months Ended March 31, 1998

Revenues for the three months ended March 31, 1999, increased 32% to $2,018,945 compared to $1,533,899 for the three months ended March 31, 1998. In 1998, the Company had two offices in the state of New York and one office in the state of Florida. In 1999, the Company added a fourth office in Dallas, Texas. It was the addition of this office that caused the increase in revenues.

Cost and expenses for the three months ended March 31, 1999 increased 41% to $2,020,050 compared to $1,427,030 for the three months ended March 31, 1998. The primary cause of the increase in cost and expenses was due to increased employee compensation related to the new Dallas office.

For the three months ended March 31, 1999, the Company reported a $25,988 loss from continuing operations as compared to a profit of $84,413 for the three months ended March 31, 1998. The loss was the result of the growth in employee compensation which could not be offset by the increased revenues.


LIQUIDITY AND CAPITAL RESOURCES

   Cash (used in) operations was ($67,966) in the first quarter of 1999 compared with ($65,708) in the first quarter of 1998. The Company's management believe that in future quarters the Company will generate positive cash flows from operations, based upon expected revenues. This cash flow generated should be sufficient to provide the Company with adequate working capital.

In the first quarter of 1999 the Company expended $8,903 for the purchase of equipment.

On March 18, 1999 the Company entered into an agreement whereby 66,250 common shares of Westower Corporation were transferred by a third party to the Company for its use, in exchange for an interest fee based upon the market value of the stock, plus the issuance of a stock purchase warrant.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking   statements  in  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, accounts receivable and inventory; and (iii) other risks and uncertainties as indicated from time to time in the company's filings with the Securities and Exchange Commission.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

Number            Description of Exhibit

27.1   Financial Data Schedule*



*Filed Herewith


b. Reports on Form 8-K:
   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Institutional Equity Holdings, Inc.

Dated:


       Signature                                                           Title




/s/  Robert A. Shuey,  III                                                 President and
Robert A. Shuey III                                                        Chief Executive Officer



/s/:  Anthony F. Vaccaro                                                   Director and Secretary
       Anthony F. Vaccaro






                                  Exhibit Index



Exhibit No.                    Description

27.1                           Financial Data Schedule.(*)


(*)                            Filed herewith