Form 10-Q
period 1999-06-30
EUROMED INC
filed 1999-10-19
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _April 1, 1999_ TO _June 30, 1999_

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

Yes                           No         X

As of August 18, 1999, there were 2,542,000 shares outstanding of the registrant's common stock, $0.01 par value.
-




                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                    PAGE NO.
                                                                                                              --------------

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      December 31, 1998 and June 30, 1999                                                            3

              Statements of Operations -
                      Three months and six months ended June 30, 1998 and 1999                                       4

              Statement of Stockholders' Equity
                      Year ended December 31, 1998 and six months ended June 30, 1999                                5

              Statements of Cash Flows -
                      Six months ended June 30, 1998 and 1999                                                        6

              Notes to Financial Statements                                                                          8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                           11


                                                PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                        14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                         14



















ITEM 1 INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                      June 30,                 December 31,
                                                                       1999                        1998
                                                                           -----------------------
                                                                     (Unaudited)

Current Assets
   Cash                                                             $   135,756               $   118,130
   Investments, at market                                             1,152,468                   464,034
   Receivables
       Commissions                                                      162,765                   465,178
       Good faith deposits                                              100,000                   100,000
       Other                                                            157,378                   156,555
   Prepaid expenses                                                       2,840                    30,469
                                                                     ----------               -----------
           Total Current Assets                                       1,711,207                 1,334,366

Furniture and Equipment, net
   of accumulated depreciation                                          131,528                   119,231
Restricted investments, at market                                     1,623,125                         -
Other Assets       46,727                                                12,157
              -----------                                           -----------
           Total Assets                                             $ 3,512,587                $1,465,754
                                                                    ===========                ==========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes Payable                                                   $    300,770             $           -
   Due to brokers                                                         1,419                    86,586
   Securities sold, not yet purchased                                    52,420                    11,667
   Accounts payable and accrued liabilities                             420,324                   495,050
                                                                   ------------               -----------
           Total Current Liabilities                                     774,933                  593,303

Loans Subordinated to Claims of
   General Creditors
       Officers                                                         470,000                   270,000
       Others 245,000                                                   245,000
       Restricted investments                                         1,623,125                         -
Minority Interest in Subsidiary                                          16,511                         -
                                                                    -----------            --------------
           Total Liabilities                                          3,129,569                 1,108,303
                                                                     ----------                ----------
Stockholders' Equity
   Preferred Stock, par value $.01 per share;
       1,000,000 shares authorized;
       190,000 shares issued and outstanding                              1,900                         -
   Common stock, par value $.01 per share;
       20,000,000 shares authorized; 2,530,000
       shares issued and outstanding                                     25,300                    25,300
   Additional paid-in-capital                                         1,178,228                   795,987
   Retained (deficit)                                                  (690,160)                 (331,586)
                                                                     -----------              -----------
                                                                        515,268                   489,701
           Less treasury shares                                        (132,250)                 (132,250)
                                                                     -----------              -----------
              Total Shareholders' Equity                                383,018                   357,451
                                                                     -----------              -----------
              Total Liabilities and Shareholders' Equity            $ 3,512,587                $1,465,754
                                                                    ===========                ==========




                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                          For the Three Months Ended          For the Six Months Ended
                                                                 June 30,                               June 30,
                                                          1999               1998               1999           1998
                                                       --------------------------------- -------------  --------

Revenues
   Commissions                                        $  2,090,666        $  717,136       $ 3,616,669   $ 1,374,899
   Gain on firm securities accounts                        416,534           559,241           655,972     1,299,518
   Underwriting and syndicate income                       121,506           135,613           200,010       271,472
                                                      ------------       -----------         ----------    ---------

       Total Revenue                                     2,628,706         1,411,990         4,472,651     2,945,889

Costs and expenses
   Commissions paid to other broker-dealers              1,040,683            93,250         1,446,904       397,986
   Employee compensation                                   954,524           632,190         2,041,744     1,176,446
   Other general and administrative expenses               748,198           525,112         1,274,807     1,103,150
                                                       -----------        ----------         ----------    ---------

       Operating Income (Loss)                            (114,699)          161,438          (290,804)      268,307

Other income (expense)
   Interest income                                             414             2,240               414         4,972
   Interest expense                                        (40,791)          (24,747)          (61,492)      (49,935)
                                                       ------------      --------------------------------------------

       Net Income (Loss) From Continuing
           Operations Before Preferred Stock
              Dividend and Minority Interest              (155,076)          138,931          (351,882)      223,344
Preferred Stock Dividend                                    (5,229)                             (5,229)            -
Minority interest in operating income
   of subsidiary                                           (12,329)                -           (16,510)             -
                                                         ----------    -------------          -----------------------

       Net Income (Loss) From Continuing
           Operations                                     (172,634)          138,931          (373,621)      223,344

Discontinued operations
   Operating (loss)                                              -                 -                  -            -
   Gain (loss) on sale                                           -                 -            15,047             -
                                                       -----------     -------------        -----------   ----------

       Net Income (Loss)                                $ (172,634)        $ 138,931         $(358,574)    $ 223,344
                                                        =============================        =======================

Net (loss) Income per share
   Continuing operations                               $      (.07)              .12       $     (.15)    $      .20
   Discontinued operations
       Gain on sale of discontinued operations                   -                 -                 -             -
                                                      ------------     -------------        -----------  -----------

                                                       $      (.07)     $        .12        $     (.15)    $     .20
                                                       =============================================================
Pro forma weighted average number
   of shares of common stock outstanding                 2,542,000          1,100,000         2,542,000    1,100,000
                                                        ========== =================================================



                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                       THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                               Retained
                                                 Preferred Stock          Common Stock    Additional     Earnings   Treasury
                                         Number    Par Value        Number     Par ValuePaid-In-Capital (Deficit)   Shares    Total
                                         ------    ---------        ----------------------------------------------------------------

Balance, December 31, 1998                   -            -           105     $       1     $ 71,029   $ 299,675  $(24,000) $346,705
   Retirement of treasury stock              -            -             -             -      (24,000)           -   24,000         -
   Net loss 1998                             -            -             -             -             -   (631,261)      -   (631,261)
                                    ----------- ------------     ------------    ----------   -----------    ----------------  ---

Balance, December 31, 1998                                            105             1       47,029    (331,586)    -    (284,556)
   Acquisition of parent
       February 16, 1999 - Note 2            -            -     2,564,895        25,299      748,958          -  (132,250)  642,007
                                    ----------- ------------    ---------       -------      --------   ----------    -------  -----

Restated, December 31, 1998                  -            -     2,565,000        25,300      795,987   (331,586) (132,250) 357,451
   Issuance of warrant to purchase
       414,062 shares of common
       stock                                                            -             -        4,141          -       -     4,141

   Sale of Preferred Stock             190,000        1,900             -             -      378,100          -       -   380,000

   Net Loss                                  -            -             -             -             -   (358,574)     -  (358,574)
                                   ------------ ------------   --------------- ------------- -------------    ---------------------

Balance, June 30, 1999
   (Unaudited)                         190,000     $  1,900    2,565,000       $25,300    $1,178,228  $(690,160) $(132,250) $383,018
              =========               =========   =========     =======    ==========     =========      =========     ========








                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                June 30,
                                                                       1999                        1998
                                                                    -----------------------------------

Cash Flow from Operating Activities
   Net (loss) income                                               $ (358,574)                  $  223,344
   Adjustment to reconcile net income (loss)
       to net cash from operating activities
           Depreciation                                                 9,000                      24,000
           Minority interest in income of subsidiary                   16,511                           -
           Issuance of stock warrants                                   4,141                           -
   Changes in assets and liabilities
           Increase in investments                                   (688,434)                   (211,773)
           (Increase) decrease in receivables                         301,590                    (157,151)
           Decrease in prepaid expenses                                27,629                      25,590
           Increase in other assets                                   (34,570)                    (46,987)
           Decrease in due to brokers                                 (85,167)                   (260,904)
           Increase in securities sold,
              not yet purchased                                        40,753                     558,307
           Decrease in accounts payable
              and accrued liabilities                                 (74,726)                   (113,410)
                                                                   -----------                  ----------

              Net Cash Flow (Used) Provided By
                Operating Activities                                 (841,847)                     41,016
                                                                   -----------                  ---------

Cash Flow from Investing Activities
   Equipment Purchases                                                (21,297)                       (429)
                                                                   -----------                  ----------

Cash Flow from Financing Activities
   Acquisition of restricted investments                           (1,623,125)                          -
   Increase in loans subordinated to claims
       of creditors                                                 1,823,125                           -
   Increase (Decrease) in note payable                                300,770                     (16,666)
   Sale of Preferred Stock                                            380,000                           -
                                                                   -----------               ------------
              Net Cash Flow Provided (Used)
                 By Financing Activities                              880,770                     (16,666)
                                                                   -----------                  ----------

Net Increase (Decrease) In Cash                                        17,626                      23,921

Cash at the Beginning of the Period                                   118,130                       8,335
                                                                  ------------                  ---------

Cash at the End of the Period                                     $   135,756                   $  32,256
                                                                  ============                  =========

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                Three Months Ended
                                                     June 30,
                                          1999                       1998
                                               ---------------------
Supplemental Disclosures of Cash
   Flow Information
       Cash paid during the period for:
           Interest                      $ 61,492                    $ 49,935
                                         ========                    ========
           Income taxes              $         -                 $         -
                                        ===========                 ===========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

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
As of February  16,  1999,  the Company  acquire one hundred percentd   (100%)
ownership interest in Redstone Acquisition Corp. (which owns ninety-six percent (96%) of the outstanding common shares of Redstone Securities, Inc.) by issuing one million, one hundred thousand (1,100,000) shares of its common stock for nine hundred and sixty (960) shares of Redstone Acquisition Corp's common stock. Five hundred thousand (500,000) of the acquisition shares were issued subject to certain vesting restrictions.
These restricted shares will vest as follows:

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

                                  JUNE 30, 1999


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

       o Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 1999 - Represents the consolidated operations of Institutional Equity Holdings, Inc. and its subsidiary Redstone Acquisition Corp. as if the acquisition had occurred on January 1, 1999. All intercompany balances and transactions have been eliminated in consolidation.

       o Statements of Operations and Cash Flows for the three months and six months ended June 30, 1998 - Represents the operations and cash flows for Redstone Securities, Inc, only.


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




                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                                  JUNE 30, 1999


NOTE 3:  WEIGHTED AVERAGE OUTSTANDING

For the three month and six month periods ended June 30, 1999, the weighted average outstanding common shares is as follows:

           Shares outstanding, December 31, 1998                       1,430,000

           Shares issued in acquisition of Redstone
              Securities, Inc.                                         1,100,000

           Shares to be issued for service rendered in 1998               35,000
                                                                        -------
                                                                       2,565,000
              Less Treasury Shares                                      (23,000)
                                                                       2,542,000

All common shares were considered to be outstanding from January 1, 1999. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants would be anti-dilutive.


NOTE 4:    BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Institutional Equity Holdings, Inc. (formerly Euromed, Inc.) for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.









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

On November 17, 1995, all of the shares of Galenica B.V. ("Galenica") and Confedera B.V. ("Confedera"), both based in Oosterhout, the Netherlands, were exchanged by the ultimate shareholder of both companies for all of the shares of a newly-formed company, EuroMed Europe B.V. ("EuroMed Europe"). Prior to this transaction Galenica and Confedera were owned by B.V. Wisteria ("Wisteria"), a Netherlands limited liability company, which is owned by Pantapharma B.V., which is owned by A. Francois Hinnen. All of the shares of EuroMed Europe were then exchanged for 1,850,000 shares of Common Stock. Neither EuroMed Europe nor the Company had any operations, and these transactions were completed in contemplation of an intitial public offering ("IPO") of shares of EuroMed. In March 1996 EuroMed completed its IPO by selling 1,150,000 shares of its common stock at $6.50 per share. The proceeds of the IPO and 850,000 shares of its common stock were used to acquire Mutarestes B.V. and Subsidiary ("Mutarestes") in July 1996 (estimated acquisition price of $11,729,500). Almost immediately, upon completion of the acquisition of Mutarestes, differences developed between various officers, directors and shareholders. Mutarestes was subsequently sold in July 1997 with a significant loss being recognized and the 850,000 shares of common stock being returned to the Company. In addition, A. Francois Hinnen returned 850,000 shares of common stock to the Company to mitigate the effect of the loss on the Mutarestes transactions.

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

Effective February 16, 1999, Redstone Securities, Inc. ("Redstone") was merged into a newly organized subsidiary of the Company with Redstone as the survivor (the "Redstone Merger"). The Company issued 1,100,000 shares of its Common Stock to the three principals of Redstone, Thomas Laundrie, Gary Purcell, and Richard Belz; however, 500,000 of these shares are restricted until the market price of the Company's Common Stock reaches certain price levels or the Company reporting certain levels of net income. Notwithstanding the price levels of the Common Stock or net income performance levels, the restricted shares will fully vest on February 16, 2002. The 500,000 restricted shares are considered outstanding and are included in computations in the Form 10Q. Redstone has been a registered broker dealer since 1988 and has 70 retail brokers. Redstone has offices in Plainview, New York, New York, New York, and Boca Raton, Florida.

Effective April 23, 1999, EuroMed, Inc. changed its name into Institutional Equity Holdings, Inc. ("IEQC").


                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues for the three months ended June 30, 1999, increased 86% to $2,628,706 compared to $1,411,990 for the three months ended June 30, 1998. In 1998, the Company had two offices in the state of New York and one office in the state of Florida. In 1999, the Company added offices in Dallas and Austin, Texas and West Patterson, New Jersey. It was the addition of these offices that caused the increase in the revenues.

Cost and expenses for the three months ended June 30, 1999, increased 119% to $2,743,405 compared to $1,250,552 for the three months ended June 30, 1998. The primary cause of the increase in cost and expenses was due to increased employee and nonemployee compensation related to the new offices.

For the three months ended June 30, 1999, the Company reported an operating loss of $172,634 from continuing operations as compared to an operating profit of $138,931 for the three months ended June 30, 1998. The loss was a result of the growth in employee and nonemployee compensation which could not be offset by the increased revenues.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues for the six months ended June 30, 1999 increased 52% to $4,472,651 compared to $2,945,889 for the six months ended June 30, 1998. In 1998, the Company had two offices in the state of New York and one office in the state of Florida. In 1999, the Company added offices in Dallas and Austin, Texas and West Patterson, New Jersey. It was the addition of these offices that caused the increase in the revenues.

Cost and expenses for the six months ended June 30, 1999 increased 78% to $4,763,455 compared to $2,677,582 for the six months ended June 30, 1998. The primary cause of the increase in cost and expense was due to increased employee and nonemployee compensation related to the new offices.

For the six months ended June 30, 1999, the Company reported an operating loss of $373,621 from continuing operations as compared to a profit of $223,344 for the six months ended June 30, 1998. The loss was a result of the growth in employee and nonemployee compensation which could not be offset by the increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $841,847 for the six months ended June 30, 1999 compared with $41,016 provided by operations for the six months ended June 30, 1998. The Company's management believe that in the future quarters the Company will generate positive cash flows from operations, based upon expected revenues. This cash flow generated should be sufficient to provide the Company with adequate working capital. In 1999 the Company sold 190,000 shares of its perferred stock for $380,000, which was used to finance the operating losses experienced in 1999.

In the six months of 1999 the Company expended $21,297 for the purchase of equipment.

On March 18, 1999, the Company entered into agreement whereby 66,250 common shares of Westower Corporation were transferred by a third party to the Company for its use, in exchange for an interest fee based upon the market value of the stock, plus the issuance of a stock purchase warrant. At June 30, 1999, the Company had recognized interest expenses of $24,820 related to this transaction.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking   statements  of  this  report,  including  without  limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company, (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth, accounts receivable and inventory, and (iii) other risks and uncertainties as indicated from time to time in the company's filings with the Securities and Exchange Commission.




























                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

The Company is still involved in three legal proceedings, two in Nevada State Court and one in the United States District Court for the Northern District of Texas. There has been no substantive activity in the past six months in the first Nevada suit filed by the Company against former directors Gregory Alan Gaylor and Robert Jansonius.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits


                        Number and Description of Exhibit

Number       Exhibit Description

27.1         Financial Data Schedule.(*)

             *     Filed herewith.

(b)          Reports of Form 8-K:

             None









                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Institutional Equity Holdings, Inc.

Dated: August 18, 1999


       Signature                       Title



/s/: Robert A. Shuey, III
                                  Chief Executive Officer
 Robert A. Shuey, III             & Managing Director



/s/: Anthony F. Vaccaro
                                  Senior Vice President
Anthony F. Vaccaro                and Secretary
















                                  Exhibit Index



Exhibit No.                     Description

27.1                            Financial Data Schedule.(*)


(*)                             Filed herewith