Form 10-Q
period 1999-09-30
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 1999-11-19
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                     Yes                           No         X

As of November 15, 1999, there were 2,542,000 shares outstanding of the registrant's common stock, $0.01 par value.
----------------------------------- ----------------- -------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                               PAGE NO.
                                                                                                         --------------

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      December 31, 1998 and September 30, 1999                                                       3

              Statements of Operations -
                      Three months and nine months ended September 30, 1998 and 1999                                 4

              Statement of Stockholders' Equity
                      Year ended December 31, 1998 and nine months ended September 30, 1999                          5

              Statements of Cash Flows -
                      Nine months ended September 30, 1998 and 1999                                                  6

              Notes to Financial Statements                                                                          8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                           11


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                        14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                         14






                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                     September 30,               December 31,
                                                                            1999                      1998
                                                                      ------------------           -----------
                                                                      (Unaudited)
Current Assets
   Cash                                                                $    41,233                $   118,130
   Investments, at market                                                1,385,456                   464,034
   Receivables
       Commissions                                                         413,278                   465,178
       Good faith deposits                                                 350,000                   100,000
       Other                                                               394,466                   156,555
   Prepaid expenses and deposits                                           454,726                    30,469
                                                                       -----------              ------------
           Total Current Assets                                          3,039,159                 1,334,366
Furniture and Equipment, net
   of accumulated depreciation                                             234,092                   119,231
Restricted investments, at market                                        1,186,455                        -
Other Assets                                                                46,727                    12,157
                                                                      ------------              ------------
           Total Assets                                                 $4,506,433                $1,465,754
                                                                        ==========                ==========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Note Payable                                                        $   358,683            $           -
   Due to brokers                                                                -                    86,586
   Securities sold, not yet purchased                                      906,611                    11,667
   Accounts payable and accrued liabilities                                760,219                   495,050
                                                                       -----------               -----------
           Total Current Liabilities                                     2,025,513                   593,303

Loans Subordinated to Claims of
   General Creditors
       Officers                                                            370,000                   270,000
       Others                                                              245,000                   245,000
       Restricted investments                                            1,186,455                        -
Minority Interest in Subsidiary                                             16,511                        -
                                                                      ------------           --------------
           Total Liabilities                                             3,843,479                 1,108,303
                                                                        ----------                ----------

Stockholders' Equity
   Preferred Stock, par value $.01 per share;
       5,000,000 shares authorized;
       1,060,000 shares issued and outstanding                              10,600                        -
   Common stock, par value $.01 per share;
       20,000,000 shares authorized; 2,530,000
       shares issued and outstanding                                        25,300                    25,300
   Additional paid-in-capital                                            2,639,425                   795,987
   Retained (deficit)                                                   (1,880,121)                 (331,586)
                                                                       -----------               -----------
                                                                           795,204                   489,701
           Less treasury shares                                           (132,250)                 (132,250)
                                                                      ------------               -----------
              Total Shareholders' Equity                                   662,954                   357,451
                                                                      ------------               -----------
              Total Liabilities and Shareholders' Equity                $4,506,433                $1,465,754
                                                                        ==========                ==========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                  For the Three Months Ended      For the Nine Months Ended
                                                              September 30,                          September 30,
                                                          1999               1998               1999           1998
                                                     --------------      ------------       -----------    --------

Revenues
   Commissions                                              $1,202,633        $446,885         $4,819,302         $1,821,784
   Gain (Loss) on firm securities accounts                   (151,949)        (249,789)           504,023       1,049,729
   Underwriting and syndicate income                          577,666          178,193            777,676         449,665
                                                          -----------        ---------        -----------     -----------

       Total Revenue                                        1,628,350          375,289          6,101,001       3,321,178

Costs and expenses
   Commissions paid to other broker-dealers                 1,121,953           75,796          2,568,857         473,782
   Employee compensation                                      175,486          354,909          2,217,230       1,531,355
   Other general and administrative expenses                1,466,105          550,892          2,740,912       1,654,042
                                                           ----------        ---------          ---------      ----------

       Operating Income (Loss)                             (1,135,194)        (606,308)        (1,425,998)       (338,001)

Other income (expense)
   Interest income                                              2,078                -              2,492           4,972
   Interest expense                                           (56,845)         (54,253)          (118,337)       (104,188)
                                                          -----------        ---------         ----------      ----------

       Net Income (Loss) From Continuing
           Operations Before Preferred Stock
              Dividend and Minority Interest               (1,189,961)        (660,561)        (1,541,843)       (437,217)
Preferred Stock Dividend                                            -                              (5,229)
Minority interest in operating income
   of subsidiary                                                    -                -            (16,510)              -
                                                      ---------------    -------------         ----------  --------------

       Net Income (Loss) From Continuing
           Operations                                      (1,189,961)        (660,561)        (1,563,582)       (437,217)

Discontinued operations
   Operating (loss)                                                                  -                                  -
   Gain (loss) on sale                                             -                 -             15,047               -
                                                     ---------------     -------------        -----------  --------------

       Net Income (Loss)                                  $(1,189,961)       $(660,561)       $(1,548,535)      $(437,217)
                                                          ===========        =========        ===========       =========

Net (loss) Income per share
   Continuing operations                              $         (.47)     $      (.60)     $        (.61)    $      (.40)
   Discontinued operations
       Gain on sale of discontinued operations                                       -
                                                    ----------------   ---------------

                                                      $         (.47)     $      (.60)     $        (.61)   $      (.40)
                                                      ==============      ===========      =============    ============
Pro forma weighted average number
   of shares of common stock outstanding                   2,542,000         1,100,000          2,542,000      1,100,000
                                                        ============        ==========        ===========     ==========



                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


Retained
                                     Preferred Stock           Common Stock    Additional     Earnings   Treasury
                                     Number  Par Value   Number  Par Value  Paid-In-Capital  (Deficit)    Shares        Total
                                         ------    ---------         ------    ---------   ---------------   --------- -------

Balance, December 31, 1998             -            -      105     $   1       $  71,029   $  299,675     $ (24,000)   $  346,705
   Retirement of treasury stock        -           -        -         -         (24,000)            -         24,000            -
   Net loss 1998                        -          -        -         -               -     (631,261)            -      (631,261)
                                ------------------------------------------  --------- ---------------      ---------- ------------

Balance, December 31, 1998                                 105          1        47,029      (331,586)            -      (284,556)
   Acquisition of parent
       February 16, 1999 - Note 2        -       -   2,564,895     25,299       748,958             -    (132,250)      642,007
                                 -----------------------------  ---------       -------     ----------- --------------  ----------

Restated, December 31, 1998             -       -    2,565,000      25,300     795,987      (331,586)     (132,250)      357,451
   Issuance of warrant to purchase
       414,062 shares of common
       stock                                                 -        -          4,141            -              -         4,141

Sale of Preferred Stock, net of
$270,103 of issuance expense     1,060,000   10,600          -        -        1,839,297           -              -     1,849,897

   Net Loss                             -        -           -        -             -      (1,548,535)             -   (1,548,535)
                                -----------------------------------------------------------------------    ----------------------

Balance, September 30, 1999
   (Unaudited)                  1,060,000  $  10,600     2,565,000   $25,300   $2,639,425    $(1,880,121)    $(132,250)   $  662,954
                               ===========   =========  =========   =======    ==========    ===========     =========    ==========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                          September 30,
                                                                                 1999                        1998
                                                                              ----------                 --------

Cash Flow from Operating Activities
   Net (loss)                                                                $(1,548,535)                $   (437,217)
   Adjustment to reconcile net income (loss)
       to net cash from operating activities
           Depreciation                                                           30,300                       36,000
           Minority interest in income of subsidiary                              16,511                            -
           Issuance of stock warrants                                              4,141                            -
   Changes in assets and liabilities
           (Increase) decrease in investments                                   (921,422)                     484,006
           (Increase) decrease in receivables                                   (436,011)                     222,598
           (Increase) in prepaid expenses and deposits                          (424,257)                      26,744
           Decrease (increase) in other assets                                   (34,570)                      (1,651)
           (Decrease) Increase in due to brokers                                 (86,586)                       7,848
           (Decrease) in securities sold,
              not yet purchased                                                  894,944                       78,134
           Increase (decrease) in accounts payable
              and accrued liabilities                                            265,169                     (383,317)
                                                                           -------------                 ------------

              Net Cash Flow (Used) Provided By
                Operating Activities                                          (2,240,316)                      33,145
                                                                            ------------                -------------

Cash Flow from Investing Activities
   Equipment Purchases                                                          (145,161)                        (429)
                                                                           -------------               --------------

Cash Flow from Financing Activities
   Acquisition of restricted investments                                      (1,423,978)                           -
   Increase in loans subordinated to claims
       of creditors                                                            1,523,978                            -
   Increase (Decrease) in note payable                                           358,683                      (25,000)
   Sale of Preferred Stock                                                     1,849,897                            -
                                                                           -------------             ----------------
              Net Cash Flow Provided (Used)
                 By Financing Activities                                       2,308,580                      (25,000)
                                                                           -------------                 ------------

Net Increase (Decrease) In Cash                                                  (76,897)                       7,716

Cash at the Beginning of the Period                                              118,130                        8,335
                                                                           --------------                ------------

Cash at the End of the Period                                              $      41,233                  $    16,051
                                                                           =============                  ===========


                                                         (Continued)
                                                              6

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                 1999                        1998
                                                                              ----------                 --------
Supplemental Disclosures of Cash
   Flow Information
       Cash paid during the period for:
           Interest                                                          $   118,337                  $   104,188
                                                                             ===========                  ===========
           Income taxes                                                  $             -              $             -
                                                                         ===============              ===============


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

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

   $ Shares will vest if the Company's stock trades for twenty consecutive trading days as follows:

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

   $ All shares will vest if the Company achieves the following earnings level:

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

                               SEPTEMBER 30, 1999


NOTE 1:  ACQUISITION OF REDSTONE SECURITIES, INC. (CONTINUED)

Pro forma consolidating financial statements were presented in the Company Form 10-K for the year ended December 31, 1998 filed in April 1999.

The consolidated financial statements included therein are as follows:

$ December 31, 1998 Consolidated Balance Sheet - Amounts represent the consolidated totals for the individual companies' balance sheets, with all intercompany balances having been eliminated.

$ Consolidated Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1999 - Represents the consolidated operations of Institutional Equity Holdings, Inc. and its subsidiary Redstone Acquisition
Corp. as if the acquisition had occurred on January 1, 1999. All intercompany balances and transactions have been eliminated in consolidation.



$ Statements of Operations and Cash Flows for the three months and nine months ended September 30, 1998 - Represents the operations and cash flows for Redstone
Securities, Inc, only.


NOTE 2:  RESTRICTED INVESTMENTS

On March 18, 1999, the Company entered into an agreement with an individual for the delivery to the Company of a certificate representing 66,250 shares of common stock of Westower Corporation. The agreement included the following terms:

$ The individual will receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock on the American Stock
Exchange, calculated for each fiscal quarter.

$ The Company agrees not to transfer or assign the shares without the individual's prior written consent during the term of the agreement.

       $ The Company will issue to the individual a five year stock purchase warrant for 414,062 shares of common stock of the Company at an exercise price of $2.00 per share. The Company has the right to call the warrant if the trading price of the Company's common stock has equaled or exceeded $4.00 per share for ten consecutive days.

       $   Agreement can be terminated upon sixty (60) days' notice by either party.


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 3:  WEIGHTED AVERAGE OUTSTANDING

For the three month and nine month periods ended September 30, 1999, the weighted average outstanding common shares is as follows:

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


NOTE 4:    BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Institutional Equity Holdings, Inc. (formerly Euromed, Inc.) for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Effective April 23, 1999, EuroMed, Inc. changed its name into Institutional Equity Holdings, Inc. ("IEH").

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues for the three months ended September 30, 1999, increased 334% to $1,628,350 compared to $375,289 for the three months ended June 30, 1998. In 1998, the Company had two offices in the state of New York and one office in the state of Florida. In 1999, the Company added offices in Dallas and Austin, Texas and West Patterson, New Jersey. It was the addition of these offices that caused the increase in the revenues.

Cost and expenses for the three months ended September 30, 1999, increased 181% to $2,763,544 compared to $981,597 for the three months ended September 30, 1998. The primary cause of the increase in cost and expenses was due to increased employee and nonemployee compensation related to the new offices.

For the three months ended September 30, 1999, the Company reported an operating loss of $1,189,961 from continuing operations as compared to an operating loss of $660,561 for the three months ended September 30, 1998. The loss was a result of the growth in employee and nonemployee compensation which could not be offset by the increased revenues.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues for the nine months ended September 30, 1999 increased 84% to $6,101,001 compared to $3,321,178 for the nine months ended September 30, 1998. In 1998, the Company had two offices in the state of New York and one office in the state of Florida. In 1999, the Company added offices in Dallas and Austin, Texas and West Patterson, New Jersey. It was the addition of these offices that caused the increase in the revenues.

Cost and expenses for the nine months ended September 30, 1999 increased 106% to $7,526,999 compared to $3,659,179 for the nine months ended September 30, 1998. The primary cause of the increase in cost and expense was due to increased employee and nonemployee compensation related to the new offices.

For the nine months ended September 30, 1999, the Company reported an operating loss of $1,563,582 from continuing operations as compared to a loss of $437,217 for the nine months ended September 30, 1998. The loss was a result of the growth in employee and nonemployee compensation which could not be offset by the increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $2,240,316 for the nine months ended September 30, 1999 compared with $33,145 provided by operations for the nine months ended September 30, 1998. The Company's management believe that in the future quarters the Company will generate positive cash flows from operations, based upon expected revenues. This cash flow generated should be sufficient to provide the Company with adequate working capital. In 1999 the Company sold 1,060,000 shares of its preferred stock for $1,849,897, which was used to finance the operating losses experienced in 1999.

In the nine months of 1999 the Company expended $145,161 for the purchase of equipment.

On March 18, 1999, the Company entered into agreement whereby 66,250 common shares of Westower Corporation were transferred by a third party to the Company for its use, in exchange for an interest fee based upon the market value of the stock, plus the issuance of a stock purchase warrant. In September 1999, Westower was merged with Spectrasite Holdings, Inc.

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

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

The Company is still involved in three legal proceedings, two in Nevada State Court and one in the United States District Court for the Northern District of Texas. On August 13, 1999, the Nevada State Court decreed that the Company's motion for summary judgement were granted in both legal proceedings in the Nevada State Court and the suits were dismissed in their entirety with prejudice.

The third legal proceeding is a lawsuit filed by the Company in the United States District Court for the Northern District of Texas against Gaylor in which a Final Judgment in the total amount of approximately $16 million was awarded in favor of the Company against Gaylor. Gaylor has not tendered any payments under the Final Judgment and it remains wholly unsatisfied.


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

Institutional Equity Holdings, Inc.

Dated:


       Signature                      Title


/s/:
Robert A. Shuey, III               Cheif Executive Officer &
                                   Chairman of the Board

/s/:
Elbert G. Tindell                    Director


/s/:
Anthony F.Vaccaro               Secretary & Directory

                                                        Exhibit Index



Exhibit No.                     Description

27.1                            Financial Data Schedule.(*)


(*)                             Filed herewith