Form 10-K
period 1999-12-31
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2000-05-22
CIK 852447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                           Commission File No.0-27720

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (FORMERLY KNOWN AS EUROMED, INC.)
             (Exact name of registrant as specified in its charter)

Nevada                                     88-031770
(State or other jurisdiction          IRS Employer Identification No.)
of incorporation or organization)

                    5910 North Central Expressway, Suite 1480
                                Dallas, TX 75206
                    (Address of principal executive offices)

                                  214-237-3223
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [x]

      State issuer's revenue for its most recent fiscal year: $9,709,826

 The number shares outstanding of the registrant's common stock as of May 8, 2000 was:

           2,289,000 shares of common stock, par value $.01 per share.

The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Bulletin Board, on May 8, 2000 ($1.00 per share) is $1,127,500. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons bay be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (FORMERLY KNOWN AS EUROMED, INC.)

                      For the Year Ended December 31, 1999

                                Table of Contents

                                                                                                                    Page

Part I

    Item 1:        Business...............................................................................................4

    Item 2:        Properties.............................................................................................9

    Item 3:        Legal Proceedings......................................................................................9

    Item 4:        Submission of Matters to a Vote of Security Holders....................................................9


Part II

    Item 5:        Market for the Registrant's Common Equity and Related Stockholder Matters.............................10

    Item 6:        Management's Discussion and Analysis of Financial Condition and Results of Operations.................11

    Item 7:        Financial Statements and Supplementary Data...........................................................14

    Item 8:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................15

Part III

    Item 9:        Directors and Executive Officers of Institutional Equity Holdings, Inc................................15

    Item 10:       Executive Compensation................................................................................16

    Item 11:       Security Ownership of Certain Beneficial Owners and Management........................................18

    Item 12:       Certain Relationships and Related Transactions........................................................19

Part IV

    Item 13:       Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................20








                                                           PART I

Item 1. Business

Swiss Nassau Corporation was incorporated on May 17, 1994 in the State of Nevada, with 1,000 shares of authorized common stock with no par value. On June 15,1994, all authorized shares of common stock of Swiss Nassau Corporation were issued. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. and increased its authorized shares to 20,000,000 shares of common stock with a new par value of $0.01 per share, and 5,000,000 preferred shares with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its common stock. On April 23, 1999, EuroMed, Inc. changed its name to Institutional Equity Holdings, Inc. (the "Company" or "IEH").

In November 1995, the Company began acquiring pharmaceutical companies operating exclusively in Europe. The Company completed the acquisitions using the net proceeds from the sale of 1,150,000 shares of its common stock (issue price was $6.50 per share) in March 1996 and the issuance of 2,700,000 shares of its common stock. Subsequent to the acquisitions, laws relating to the pricing of pharmaceuticals in Europe were changed and as a result the operations of the pharmaceutical companies owned by the Company were severely impacted, resulting in significant operating losses. The Company realized approximately $1,146,000 in cash and cancelled 2,700,000 shares of its common stock upon sale of its European subsidiaries in 1997.

The Company had no business activities in the calendar year of 1998, except that on November 6, 1998 the Company's Board of Directors approved and executed the "Agreement and Plan of Reorganization" by and among the Company, Institutional Equity Corporation ("IEC", a wholly owned subsidiary of the Company and formerly known as Redstone Acquisition Corp.) and Redstone Securities, Inc. ("Redstone"), a licensed broker and dealer of securities.

Effective February 16, 1999, Redstone was merged into the newly organized subsidiary IEC. The Company issued 600,000 shares of its common stock to the three principals of Redstone, Thomas Laundrie, Gary Prucell, and Richard Belz (collectively referred to as the "Redstone Shareholders") and was obligated to issue an additional 500,000 shares of its common stock (the "Restricted Shares") upon the market price of the Company's common stock reaching certain price levels or IEC reporting certain levels of net income. Notwithstanding the price levels of the common stock or net income performance levels, the Restricted Shares fully vest on February 16, 2002. Redstone has been a registered broker dealer since 1988.

The Redstone Shareholders agreed to terminate their relationship with the Company in February 2000 subject to certain compensation payments, to forgo the collection of the Company's subordinate notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock at a price of $2.00 per share as follows:

          Number of                           Redemption
          Shares                               Period

         100,000                           Calendar year 2000
         100,000                           Calendar year 2001
         300,000                           On or before February 16, 2002

IEH is a holding company whose only operating subsidiary is IEC a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1999, IEC employed 124 brokers registered with the National Association of Securities Dealers, Inc. ("NASD"). IEH also employed a support staff of 30 persons in its headquarters in Dallas, TX and in its branch offices. At December 31, 1999, IEH had 4 branch offices throughout the United States. The Company's headquarters are located at 5910 North Central Expressway, Suite 1480, Dallas, TX 75206. Its telephone number is (214) 237-3223.

                    Principal Products, Services and Markets

Virtually all of IEH's business is carried on through IEC. IEC is involved in the purchase and sale of most investment securities but is not involved in commodities or futures. Three broad categories of securities activities contribute to revenues of IEC: general securities (or retail), trading and market making (or wholesale) and corporate finance/investment banking. IEC also receives revenues from gains and losses in investment accounts, from the exercise of underwriter warrants received in connection with its corporate finance activities, and from other sources.

The following table indicates the approximate percentage of revenues that were accounted for by each of these categories and from investment income (including underwriter warrants) in the last five fiscal years:


                                               1999         1998        1997          1996        1995

    Commissions                                 89%          70%          46%          38%          29%
    Gain (Loss) on Firm Securities
       Accounts                                 (3)          20           46           49           57
    Underwriting and syndicate income           12            5            1            8           11
    Other                                        2            5            7            5             3
                                               100%         100%         100%         100%         100%


In this table, "Trading" includes only the net profit or loss from IEC's trading activities. See "Trading and Market Making."

                               General Securities

As a securities broker, IEC acts as agent for its customers in the purchase and sale of common and preferred stocks, options and debt securities traded on securities exchanges or in the over-the-counter ("OTC") market. A major portion of its revenues is derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities not listed on an exchange may be effected as principal, rather than agent, primarily where IEC is a market maker in that security. Customer transactions in securities are effected either on a cash or margin basis.

IEC enters into dealer agreements with mutual fund management companies and publicly registered limited partnerships. Commissions on the sale of these securities are derived from the standard dealers discounts, which range from approximately one percent (1%) to eight and one-half percent (8.5%) of the purchase price of the securities, depending on the terms of the dealer agreement and the amount of the purchase. IEC does not generally sell interests in limited partnerships which are not publicly registered.

Pursuant to an agreement between IEC, First Southwest Company ("FSW") and Fiserv
(FIS), FSW and FIS carry all of IEC's customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to IEC customers; (2) settlement of contracts and transactions in securities between IEC and other broker-dealers and between IEC and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. IEC determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions. FSW and FIS receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreements between IEC and FSW and IEC and FIS may be canceled by either party upon 60 days written notice, which period may be reduced in certain events. In the event of a liability arising from a bad debt from a customer, IEC is required to indemnify FSW or FIS against any loss. This potential liability is uninsured.

In addition to providing clearing services for IEC, FSW and FIS loan money to IEC in the ordinary course of IEC's business, pursuant to an arrangement under which FSW and FIS agrees to finance IEC's trading accounts. At December 31, 1999 no loans were outstanding pursuant to this arrangement. See "Item 6 - Management's Discussion and Analysis or Plan of Operation."

                            Trading and Market Making

In addition to executing trades as an agent, IEC regularly acts as a principal in executing trades in equity securities, corporate debt securities and municipal bonds. The amount of trading by IEC in the high yield bond market has not been material. At December 31, 1999, IEC made a market in approximately 55 securities of 54 issuers. Of these, two (2) were corporations for which IEC has acted as managing or co-managing underwriter of public financings. In addition, at December 31, 1999, IEC held securities of 24 companies in its investment account. In 1999, the value of securities held in the trading accounts and investment account ranged between $464,034 and $1,385,456. The level of
positions   carried  in  IEC's  trading  and  investment   accounts   fluctuates
significantly. The size of the securities positions at any date may not be representative of IEC's exposure on any other date, because the security positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that IEC may carry is limited by certain requirements under the SEC's net capital rules. See "Net Capital Requirements."

IEC's market making activities are conducted both with other dealers in the "wholesale market" and with IEC's customers. Transactions with customers are effected as principal at a net price equal to the current interdealer price plus or minus the approximate equivalent of a brokerage commission. Securities are purchased primarily to provide an inventory for customers who wish to buy, and short sales are likewise made primarily to serve customers. IEC's transactions as principal expose IEC to risk because securities positions are subject to fluctuations in market value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in IEC's trading department and employees responsible for taking investment positions. The trading department is headquartered in IEC's Plainview, New York office.

                                Corporate Finance

IEC raises capital through public offerings of securities for corporations that are engaged in a variety of businesses. IEC participates in underwritings of corporate securities as managing underwriter and as a syndicate member. Management of an underwriting account is generally more profitable that participation as a member of an underwriting syndicate. Revenues generated by syndicate participations have not been material.

IEC generally underwrites public offerings of securities in the range of $1.5 million to $10 million on a "firm commitment" basis, which means that it agrees to purchase a specific amount of securities from the issuer at a discount after the registration statement for the offering is declared effective by the Securities and Exchange Commission (the SEC") and resells the securities to the public at a specified price. The underwriting involves risk of loss if IEC is unable to resell at a profit the securities it is committed to purchase. This risk is usually reduced by accepting other stock brokerage firms as a part of an underwriting syndicate in which each member commits to purchase a specified amount of the offering. IEC and other underwriters may also sell a portion of their commitment through a "Selling Group" of other stock brokerage firms that participate in selling the offering but are not subject to an underwriter's commitment. As an underwriter, IEC is also subject to potential liability under federal and state securities laws and other laws if the registration statement or prospectus contains a material misstatement or omission. IEC's potential liability as an underwriter is uninsured.

The commitment of capital by IEC between the time a firm commitment underwriting agreement becomes effective and the time IEC resells the securities constitutes a charge against its net capital. Accordingly, IEC's participation in or initiation of underwritings maybe limited by the financial requirements of the Sec and NASD. See "Net Capital Requirements."

Between January 1, 1999 and December 31, 1999 IEC acted as the managing underwriter or co-managing underwriter for four (4) securities offerings, raising approximately $21,027,500 million for corporate finance clients. Of these, two (2) were initial public offerings. IEC typically receives two (2) to three (3) percent of the aggregate amount of money raised in an offering to cover non-accountable expenses and between seven (7) and ten (10) percent as compensation to underwriters, selling group members and registered representatives, although these percentages may be lower for larger transactions. Typically IEC also receives warrants to purchase securities, equal to ten (10) percent of the securities sold in the offering, for a period of five years at a price equal to one hundred twenty percent (120) percent of the public offering price, although a portion of these warrants are typically transferred as compensation to persons associated with IEC and, in certain cases, to other major underwriters in the public offering. See "Item 6 - Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources."

                                 Branch Offices

IEC personnel run IEC branch offices and IEC assumes liability for all the operating expenses of the branch. Persons in these branches are registered with IEC, and IEC assumes the compliance and regulatory obligations for these employees. As of December 31, 1999, IEC had 4 branch offices in Florida (1), New Jersey (1) and New York (2).

                                    Research

IEC does not presently employ anyone to perform research. In 1999, two persons were employed to gather and analyze information that would be intended to provide IEC with an adequate basis for performing its investment banking activities and to provide customers with a regular flow of information on the companies for which IEC has in the past provided investment banking services.

                                   Regulation

IEC is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934. It is also registered as a broker-dealer under laws of 48 states and Washington, D.C. IEC is a member of the NASD.

The securities business is subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the NASD. These self-regulatory organizations adopt rules (subject to approval by the SEC), which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation and examination by state securities commissions in the states in which they are registered.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory bodies or changes in the interpretation or enforcement of existing laws and rules often affect directly the method of operation and profitability of broker-dealers. The SEC, NASD and state regulatory authorities may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

                            Net Capital Requirements

IEC is required to maintain minimum "net capital" under the SEC's net capital rule of not less than 6.67 percent of its aggregate indebtedness. As of December 31, 1999, IEC had net capital of $559,737, which exceeded its minimum requirement of $100,000 by $156,638. The ratio of aggregate indebtedness of $677,577 to net capital of $256,638 on December 31, 1999 was approximately .93 to 1. In a public offering in which IEC acts as an underwriter, IEC must have sufficient net capital to cover the amount of securities underwritten, applying applicable formulas mandated by the SEC, during the period between effectiveness and the closing of the transaction (usually about one week). This results in a significant temporary increase in IEC's required net capital. In many cases, the amount of securities underwritten by IEC has been limited by its net capital. Any significant reduction in IEC's net capital, even if IEC were still in compliance with the SEC's net capital rule for its retail and trading activities, could have a material adverse impact on IEC's ability to continue its investment banking activities.

                                   Competition

All aspects of IEC's business are highly competitive. In its general brokerage activities, IEC competes directly with numerous other broker-dealers, many of which are large well known firms with substantially greater financial and personnel resources than IEC. Many of IEC's competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. IEC also competes with a number of smaller regional brokerage firms.

Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

The securities industry has become considerably more concentrated and more competitive over the last decade, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to IEC. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Various legislative and regulatory developments have tended to increase competition within the industry or reduced profits for the industry. In particular, various recent developments have tended to increase competition from commercial banks.

The securities industry has experienced substantial commission discounting by broker-dealers competing for brokerage business. In addition, an increasing number of specialized firms now offer "discount" services to individual customers. These firms generally effect transactions for their customers on an "execution only" basis without offering other services such as portfolio valuation, investment recommendations and research. A growing number of discount brokerage firms offer their services over the internet, further decreasing offered commission rates and increasing ease of use for customers. The continuation of such discounting and an increase in the number of new and existing firms offering discounts could adversely affect the Company. In addition, rapid growth in the mutual fund industry is presenting potential customers of IEC with an increasing number of alternatives to traditional stock brokerage accounts.

In its investment banking activities, IEC competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Since IEC generally manages offerings smaller than $10 million, it does not typically compete with the investment banking departments of large, well-known national brokerage firms. Nevertheless, IEC may occasionally manage larger offerings. In addition, large national and regional investment banking firms occasionally manage offerings of a size that is competitive with IEC, typically for fees and compensation less than that charged by IEC. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with IEC.

                                    Employees

At December 31, 1999, the Company had 154 employees, of whom 30 were executives and support staff and 124 were involved in brokerage activities and compensated on a commission and/or salary basis.

ITEM 2. DESCRIPTION OF PROPERTY

The following summarizes the properties leased by the Company as of December 31, 1999:


                                                                                                     LEASE

                                                       SQUARE              MONTHLY               EXPIRATION
 OFFICE              ADDRESS                           FOOTAGE              RENTAL                  DATE

Plainview          101 Fairchild Ave.                     5,566              $  7,145              May 2003
                   Plainview, New York

Lynbrook           300 Merrick Road, Suite 307            3,800              $  7,217              September 2004
                   Lynbrook, New York

Newark             550 Broad Street                       5,083              $  7,201              July 2004
                   Newark, New Jersey

Boca Raton         100 East Linton Blvd.,                   800              $  1,343              October 2000
                   Suite 3013,
                   Delray Beach, Florida

Dallas             5910 N. Central Expressway             7,059               $12,353              October 2004
                   Dallas, Texas


ITEM 3. LEGAL PROCEEDINGS

From December 31, 1999, and to May 8, 2000, the Company was involved in no litigation. The Company is a party to numerous NASD arbitrations and it is management's opinion that settlements, if any, would not have a material effect on the accompanying consolidated financial statements for the year ended December 31, 1999.

In compliance with an Injunction and Civil Contempt Order of January 6,1999, Gregory Alan Gaylor, a Shareholder of the Company, signed an irrevocable proxy dated January 21, 1999, appointing Institutional Equity Holdings, Inc., as his sole proxy with respect to 125,000 shares of Institutional Equity Holdings, Inc. common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 1999.

                                     PART II

Item 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The Company's common stock trades in the over-the-counter market. The Company's stock has not been actively traded. The Company's stock is quoted on the Nasdaq SmallCap Market under the symbol "IEQC" ("EMED" until the Company's name change in April 2000). Before this time, March 19, 1996 to December 30, 1996, the stock was traded on the Nasdaq National market under the symbol "EMED."

The following table sets forth the high and low sales prices on the Nasdaq for the Common Stock for fiscal year 1999 and 1998.


                                                 1999                                          1998

    Quarter                               High            Low                          High              Low
    First Quarter                         $2.25            $0.31                        $0.53            $0.23
    Second Quarter                         1.87             1.00                         0.97             0.53
    Third Quarter                          2.25             1.08                         1.58             0.64
    Fourth Quarter                         1.62             0.75                         0.81             0.41

On May 8, 2000, the Company had 54 stockholders of record of its common stock and 2,289,000 shares outstanding.

The high and low closing prices for the first quarter of 2000 through May 8, 2000 were $3.63 and $1.00, respectively.

                                 Dividend Policy

The Company has never paid a dividend on its common stock. Regulatory net capital requirements may limit the ability of IEC to pay dividends to IEH. IEH anticipates that, for the foreseeable future, earnings will be retained for use in its business and does not anticipate the payment of dividends.

                        Sales of Unregistered Securities

In November 1998, the Company agreed to issue 35,000 shares of its Common Stock in settlement of professional fees related to the sale of the Company's subsidiary in 1997. As of December 31, 1999, these shares of its common stock had not been issued.

In February 1999, the Company as part of its acquisition of Redstone Securities, Inc. issued 600,000 shares of its common stock and agreed to issue an additional 500,000 shares of its common stock subject to certain future stock price levels and the income levels. In February 2000, the agreement with the Redstone Shareholders was modified so that they ultimately receive 500,000 shares of fully vested common stock.

In April 1999, the Company sold 97,000 shares of its common stock for $1.00 per share. As of December 31, 1999, 36,000 of the shares sold in April 1999 had not been issued.

In December 1999, the Company sold 250,000 shares of its common stock at a price of $1.00 per share. As of December 31, 1999, these shares of common stock had not been issued.

10 In 1999, the Company authorized the issuance of preferred stock and in private placements sold the following shares of its preferred stock:


                  Preferred  Stock            Number of                    Price                    Per Total
                      Series                     Shares                      Sold                  Share Value

                      Series A                 1,060,000                   $2.00                    $2,120,000
                      Series B                    37,500                   $2.00                       $75,000

Subsequent to December 31, 1999, the Company sold an additional 37,500 shares of it's Series B Preferred Stock at $2.00 per share.

ITEM 6: Management's Discussion Analysis of Financial Condition and Results of Operation

                             Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended December 31, 1999, have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


                                                               YEARS       ENDED       DECEMBER       31,

                                                  1995*               1996*      1997*            1998             1999
Statement of Operations Data:
    Revenues                                   $8,323,483       $7,254,208     $5,535,951       $4,497,780       $9,709,826
    Total Expenses                             7,458,128         7,203,035      5,428,074        5,126,041       12,952,709
    Net Income (Loss)                             865,355           51,153        107,877         (631,261)      (3,330,827)
    Weighted Average Number of Common
        Shares Outstanding                      1,930,000        1,930,000      1,942,000        1,942,000        2,028,000
        Income (Loss) Per Share                     $0.45            $0.03          $0.05          $(0.32)          $(1.64)

Balance Sheet Data at Year End:
    Total Current Assets                        2,652,483        2,713,563      1,643,806        1,357,182        1,889,438
    Total Assets                                2,791,718        2,915,808      1,808,585        1,480,508        3,835,075
    Current Liabilities                        1,490,043         2,677,980      1,461,880          608,056        1,786,780
    Stockholders' Equity                         771,675           237,820        346,705          357,452          349,252

*Amounts reflected are applicable to Redstone Securities, Inc. operations, only.

Results of Operations

Year ended December 31, 1999 Compared to Year ended December 31, 1998

Revenues for the year ended December 31, 1999, increased 116% to $9,709,826 compared to $4,494,780 for the year ended December 31, 1998. In 1998, the Company had two (2) offices in New York and one (1) office in Florida. In 1999, the Company added two (2) offices in Texas and one in New Jersey; however, subsequent to their opening, offices were closed in Texas (Austin) and New Jersey (West Patterson). The new offices were the source of increased commission revenue. In 1998, the Company did not act as managing underwriter on any public or private security offerings, while in 1999, the Company was the managing underwriter for four (4) securities offerings, raising approximately $21,027,500. These underwriting activities resulted in the 413% increase in underwriting revenue.

Expenses for the year ended December 31, 1999, increased 153% to $12,952,709 compared to $5,126,041 for the year ended December 31, 1998. The following summarizes the changes in expenses:


                                                                                         1999

                                                                                      Percentage
                                                                                     Increase In
                                          Percentage of Total Expenses                  Expenses
                                         1998                  1999

    Employee Compensation                 58%                      66%                    190%
    Commissions Paid to
        Other Broker Dealers              10                        8                      108
    Underwriting and
        Syndicate Expenses                 -                        2                   1,031
    General And
        Administrative Expenses           22                       10                      15
    Rent, Telephone and
        Quotation Expense                  8                        8                     150
    Interest Expense                       2                        6                     639
              Total Expenses             100%                      100%                   153

    Total Expenses as a Per-
        Centage of Revenues              114%                      133%

Overall expenses increased 153% in 1999, as compared to 1998. The most significant increase in expenses was the 190% increase in salaries to $8,619,955 for the year ended December 31, 1999, compared to $2,970,207 for the year ended December 31, 1998. The employee compensation increase is attributable to the increased number of brokers and other support staff in the new offices and the increased compensation related to the underwriting activity. The brokers and officers generally received approximately sixty percent (60%) of the revenues derived from the underwritings plus an allocation of the underwriter's warrants. Included in employee compensation expense was $657,390 of expense associated with warrants, in client companies, earned by brokers participating in 1999 underwritings. The increase in commissions paid to other broker dealers and underwriting and syndicate expenses was the result of the 1999 underwritings.

In March 1999, the Company entered into an agreement with an individual for delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which has subsequently converted into 119,912 shares of Spectrasite Holdings, Inc.). The agreement included a provision that the individual was to receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock ($59,500 for 1999) and warrants to purchase 414,062 shares of the Company's common stock at an exercise price of $2.00 per share (estimated fair value of the warrants at date of issue was $571,406). The $630,906 of compensation to the individual was included in interest expense for the year ended December 31, 1999.

For the year ended December 31, 1999, the Company reported a net loss of $3,330,827 compared to a loss of $631,261 for the year ended December 31, 1998. The increase in the loss was the result of the growth in employee and non-employee compensation, which could not be off set by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $2,434,855 for the year ended December 31, 1999, compared with cash used in operations of $361,029 for the year ended December 31, 1998. This significant increase in cash used was attributable to increases in employee and operating costs associated with the new offices. The Company is currently reassessing its staffing levels and need for branch offices. With changes being considered by management, the Company expects that it can achieve profitable operations by June 2000.

In December 1999, the Company initiated its Series B Preferred Stock offering which makes provision for the sale of 750,000 shares of the Company's Series B Preferred Stock for $2.00 per share. As of May 8, 2000, the company has sold 75,000 shares of Series B Preferred Stock. The expected profits from operations in 2000, together with the proceeds from the Series B Preferred Stock offering are expected to provide adequate financial resources to finance the Company's operations in 2000.

For the year ended December 31, 1999, the Company expended $308,041 for the purchase of furniture and equipment.

In February 2000, the Company sold 40,000 shares of Spectrasite Holdings, Inc. for an aggregate value of approximately $830,000. The proceeds, from the sale of shares, were used to repay a $407,170 loan from a brokerage firm and to finance current operations. The shares of Spectrasite Holdings, Inc. were owned by an individual and were loaned to the Company. The Company must return these shares to the individual; therefore, the Company will be required to purchase 40,000 shares of Spectrasite Holdings, Inc. in the public market. The trading price of these shares has ranged from a high of $28.31 (March 31, 2000) to a low of $11.06 (January 3, 2000) with a trading price of $21.25 on May 8, 2000.

Year 2000 Efforts

In 1998 and 1999, the Company took various steps to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Y2K" issue). The Company has no proprietary operating system or applications software, nor do any of its operations use main frame or mini-computer systems. Therefore, the company's focus with respect to the Y2K issue was: (1) its PC hardware and software purchased from third parties; and (2) external suppliers and service providers. While there is no assurance that associated problems may not arise in the future, to date the Company has not experienced any material problems relating to the Y2K issue.

Inflation

Because the Company's assets are primarily liquid, they are not significantly affected by inflation. The rate of inflation affects the Company's expenses, such as employee compensation, office leasing and communications costs. These costs may not readily be recoverable in the price of services offered by the Company. To the extent inflation results in rising interest rates and has other adverse effects in the securities markets and the value of securities held in inventory or IEC's investment account, it may adversely affect the Company's financial position and results of operations.

ITEM 7: FINANCIAL STATEMENTS
(a) Financial Statements


                        Report of Independent Certified Public Accountants                                F-1

          Consolidated Balance Sheets as of December 31, 1998 and 1999                                    F-2

          Consolidated Statements of Operations for the years ended December 31, 1998 and 1999            F-4

          Consolidated Statements of Shareholder's Equity

               for the years ended December 31,  1998 and 1999                                            F-5

          Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1999            F-6

          Notes to the Consolidated Financial Statements                                                  F-8


                        Killman, Murrell & Company, P.C.

                          Certified Public Accountants


505 N. Big Spring, Suite 603              1931 E. 37th, Suite 7                    14810 Le Grande Drive
   Midland, Texas  79701                  Odessa, Texas 79762                      Addison, Texas 75001
      (915) 686-9381                    (915) 363-0067/550-4910                       (972) 991-9324
    Fax (915) 684-6722                     Fax (915) 363-0376                       Fax (972) 991-9323




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Institutional Equity Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Institutional Equity Holdings, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Institutional Equity Holdings, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

KILLMAN, MURRELL & COMPANY, P.C.

Dallas, Texas
April 13, 2000

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                                     ASSETS


                                                                   1998                        1999

Current Assets

   Cash                                                          $   118,130                 $  315,904
   Trading Securities, at market                                     466,097                    548,736
   Receivables
       Commissions                                                   479,931                    516,762
       Good Faith Deposits                                           100,000                    150,000
       Other                                                         156,555                     56,623
   Prepaid Expenses                                                   30,469                    301,413

              Total Current Assets                                 1,351,182                  1,889,438

Furniture and Equipment, net
   of accumulated depreciation of $288,675
   and $333,543, respectively                                        119,231                    382,409
Restricted Investment, at market                                           -                  1,304,043
Other Assets                                                          10,095                    259,185

              Total Assets                                        $1,480,508                 $3,835,075

















                          The accompanying notes are an
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   1998                        1999
Current Liabilities

   Cash Overdraft                                               $    137,533               $     31,649
   Loans Payable                                                          -                     527,170
   Due to Broker                                                      86,586                     96,594
   Securities Sold, not yet purchased                                 11,667                     25,034
   Accounts Payable and Accrued Liabilities                          372,270                  1,106,333
              Total Current Liabilities                              608,056                  1,786,780

Loans Subordinated to Claims of
   General Creditors

       Officers                                                      245,000                         -
       Others                                                        270,000                    150,000
Restricted Investment Loan                                                 -                  1,304,043
Due to Related Party                                                       -                    245,000

              Total Liabilities                                    1,123,056                  3,485,823

Stockholders' Equity

   Undesignated Preferred Stock, par value
      $.01 per share; 3,190,000  shares
      authorized, none outstanding                                         -                          -
   10%Designated  Series A Preferred Stock,
      par value $.01 per share; 1,060,000
      shares authorized,  issued and
      outstanding in 1999                                                  -                     10,600
   10% Designated Series B Preferred Stock,
       par value $.01 per share; 750,000
      shares authorized; 37,500 shares
      issued and outstanding in 1999                                       -                        375
   Common Stock, par value
      $.01 per share; 20,000,000 shares
       authorized; 1,965,000 and
      2,312,000 issued and outstanding, respectively                  19,650                     23,120
   Additional paid-in capital                                        470,052                  3,778,234
   Retained (deficit)                                                      -                 (3,330,827)

                                                                     489,702                    481,502
       Less Treasury Shares, at cost                                (132,250)                 (132,250)

              Total Shareholders' Equity                             357,452                   349,252
              Total Liabilities and
                 Shareholders' Equity                             $1,480,508                 $3,835,075

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999




                                                                                    1998                      1999

Revenues:
   Commission                                                                          $3,194,876        $  8,573,690
   Gain (Loss) on Firm Securities Accounts                                               883,780            (290,682)
   Underwriting and Syndicate Income                                                     225,264            1,155,840
   Other Income                                                                          181,890              256,119
   Interest Income                                                                         8,970               14,859

       Total Revenue                                                                   4,494,780            9,709,826

Expenses:
   Employee Compensation                                                               2,970,207            8,619,955
   Commissions Paid to Other Broker-Dealers                                              493,754            1,024,590
   Underwriting and Syndicate Expenses                                                     18,448             208,671
   General and Administrative Expenses                                                  1,124,057           1,293,751
   Rents, Telephone and Quotation Expenses                                                415,477           1,036,220
   Interest Expense                                                                      104,098              769,522

       Total Expenses                                                                  5,126,041           12,952,709

(Loss) Before Federal Income Tax                                                        (631,261)         (3,242,883)

Federal Income Tax Expense                                                                     -                    -
Preferred Stock Dividends                                                                       -            (87,944)


           Net (Loss)                                                                  $(631,261)        $(3,330,827)


Weighted Average Number of Common

   Shares Outstanding                                                                   1,942,000           2,028,000

Net (Loss) Per Common Share                                                         $       (.33)     $        (1.64)






                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-4

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                              Preferred Stock    Preferred Stock
                                  Series  A        Series B       Common Stock    Additional    Retained     Treasury      Total
                                  Number of        Number of        Number of       Paid-in      Earnings     Share    Shareholders'
                             Shares   Par Value  Shares Par Value  Shares Par Value Capital    (Deficit)    Purchase     Equity

Balance as of
December 31, 1997             -       $  -          -      $  -      105    $ 1        $71,029     $299,675    $(24,000)  $346,705

   Net  (loss)1998            -          -          -         -        -      -         -          (631,261)      -      (631,261)

Balances as of December 31, 1998,
   as previously reported     -          -          -         -       105     1         71,029     (331,586)    (21,000)  (284,556)

   Termination of Subchapter

   Selection January 1, 1999  -         -           -         -         -     -       (331,586)      331,586        -          -

   Merger with EuroMed, Inc.  -         -                     -    1,964,895   19,649  730,609         -       (108,250)   642,008

Balance as of
December 31, 1998,
 as restated                   -        -            -        -     1,965,000  19,650  470,052         -       (132,250)   357,452

Sale of Series A  Preferred
Stock, net of $216,000
issuance expenses         1,060,000  10,600        -       -         -        -        1,893,400       -          -      1,904,000

   Sale of Series B Preferred
       Stock, net of
       $37,500 of issuance
       expenses               -        -        37,500       375        -        -       37,125        -          -         37,500

   Sale of Common Stock        -       -          -            -      347,000    3,470   343,530       -          -        347,000

   Value of Warrants and Options

       assigned to Brokers       -       -        -            -         -        -       56,220       -          -         56,220

   Value of Warrants Issued

       to Debtholder             -       -        -            -         -        -      571,406          -         -      571,406

   Officers' Subordinated
       Debt Contribution, net of

       trading security assumed -       -        -              -         -       -        125,000          -         -    125,000

   Accrued Compensation

       contributed to capital    -       -        -             -         -        -        281,501         -         -    281,501

   Net (loss) 1999               -        -       -             -          -        -          -       (3,330,827)    - (3,330,827)

Balance as of
December 31, 1999       1,060,000  $10,600  37,500         $375      2,312,000  $23,120  $3,778,234  $(3,330,827) $(132,250)$349,252


                          The accompanying notes are an
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                     1998                  1999
Cash Flows from Operating Activities:
Net (Loss)                                                                         $ (631,261)      $(3,330,827)
Adjustments to Reconcile Net (Loss) to Cash
   Flow from Operations:
       Depreciation and Amortization                                                  34,321            110,981
       Capital Contributed by
          Shareholder/Employee/Officer                                                     -            281,501
       Interest Expense                                                                    -            571,406
       Broker Compensation                                                                 -             56,220
Changes in Operating Assets and Liabilities:
   Trading Securities                                                                604,214           (202,644)
   Accounts Receivables                                                             (159,195)            13,101
   Prepaid Expenses                                                                   (2,847)          (270,944)
   Other Assets                                                                        1,132           (315,203)
   Cash Overdraft                                                                    137,533           (105,884)
   Due to Brokers                                                                   (204,318)            10,008
   Securities Sold, Not Yet Purchased                                                 11,667             13,367
   Accounts Payable and Accrued Liabilities                                         (152,275)           734,063
  Net Cash (Used In) Operating Activities                                           (361,029)        (2,434,855)
Cash Flows from Investing Activities:
   Purchase of Furniture and Equipment                                                     -           (308,041)

   Net Cash (Used In) Investing Activities                                                 -           (308,041)

Cash Flows from Financing Activities:
   Proceeds from Borrowings                                                                -            458,170
   Payments on Borrowings                                                           (165,807)           (51,000)
   Borrowings from Related Party                                                           -            245,000
   Sale of Stock                                                                           -          2,288,500
   Contributed Capital - Merger with
       EuroMed, Inc.                                                                 750,258                  -
   Net Assets Acquired in Merger                                                    (123,507)                 -
   Purchase of Treasury Shares                                                      (108,250)                 -

       Net Cash Provided by Financing Activities                                     352,694          2,940,670

Net Increase (Decrease) in Cash and Cash Equivalents                                  (8,335)           197,774

Cash and Cash Equivalents at the Beginning of the Year                               126,465           118,130

Cash and Cash Equivalents at the End of the Year                                  $  118,130        $   315,904

                                   (Continued)

                         The accompanying notes are and
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                     1998               1999

Cash Paid During the Year:
   Interest                                       $  104,098     $    170,066
   Income Taxes                                   $     -        $       -

Supplemental Schedule of Noncash  Investing
   and Financing Activities:
       Increase in Restricted Investments         $     -        $ (1,304,043)
       Increase in Restricted Loans                     -           1,304,043
       Decrease in Trading Securities                   -             120,000
       Loans Subordinated to Claims of
           General Creditors-Officers                   -            (245,000)
       Additional Paid-in-Capital                       -             125,000

                                                  $     -        $     -

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "Common Stock") and on June 15,1994, all authorized shares of Swiss Nassau Corporation were issued. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. and increased its authorized shares to 20,000,000 shares of Common Stock with a new par value of $0.01 per share, and 5,000,000 preferred shares with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its Common Stock. On April 23, 1999, EuroMed, Inc. changed its name to Institutional Equity Holdings, Inc. (the "Company" or "IEH").

In November 1995, the Company began acquiring pharmaceutical companies operating exclusively in Europe. The Company completed the acquisitions using the net proceeds from the sale of 1,150,000 shares of its common stock (issue price was $6.50 per share) in March 1996 and the issuance of 2,700,000 shares of its common stock. Subsequent to the acquisitions, laws relating to the pricing of pharmaceuticals in Europe were changed and as a result the operations of the pharmaceutical companies owned by the Company were severely impacted, resulting in significant operating losses. The Company realized approximately $1,146,000 in cash and cancelled 2,700,000 shares of its common stock upon sale of its European subsidiaries in 1997.

The Company had no business activities in the calendar year of 1998, except that on November 6, 1998, the Company's Board of Directors approved and executed the "Agreement and Plan of Reorganization" by and among the Company, Institutional Equity Corporation ("IEC", a wholly owned subsidiary of the Company and formerly known as Redstone Acquisition Corp.) and Redstone Securities, Inc. ("Redstone"), a licensed broker and dealer of securities.

Effective February 16, 1999, Redstone was merged into the newly organized subsidiary IEC. The Company issued 600,000 shares of its Common Stock to the three principals of Redstone, Thomas Laundrie, Gary Prucell, and Richard Belz (collectively referred to as the "Redstone Shareholders") and was obligated to issue an additional 500,000 shares (the "Restricted Shares") upon the market price of the Company's Common Stock reaching certain price levels or IEC reporting certain levels of net income. Notwithstanding the price levels of the Common Stock or net income performance levels, the Restricted Shares fully vest on February 16, 2002. Redstone has been a registered broker dealer since 1988.

The Redstone Shareholders agreed to terminate their relationship with the Company in February 2000 subject to certain compensation payments, to forgo the collections of the Company's subordinate notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock at a price of $2.00 per share as follows:

                                    Number of          Redemption
                                   Shares                Period

                                      100,000     Calendar year 2000
                                      100,000     Calendar year 2001
                                      300,000     On or before February 16, 2002

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business (Continued)

The termination of the relationship with the Redstone Shareholders is reflected in the consolidated financial statement for the year ended December 31, 1999.

IEH is a holding company whose only operating subsidiary is IEC a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and investment banking activities. The Company operates in one industry segment, the financial services industry. At December 31, 1999, IEC employed 124 brokers registered with the National Association of Securities Dealers, Inc. ("NASD").

Principles of Consolidation

IEH is a holding company whose wholly-owned subsidiary, IEC, is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended. IEC renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Fiserve Correspondent Services, Inc. and First Southwest Company. IEC also acts as lead or participating underwriter for over-the-counter securities offerings. IEC conducts business throughout the United States. IEC is exempt from the reserve requirements under SEC Rule 15c8-3(k) (2) (ii), since it does not handle or carry customer securities and cash. The Company operates in one industry segment, the financial services industry. All significant intercompany balances and transactions have been eliminated in the consolidation.

Revenue Recognition

Securities transactions and related revenue are recorded on a trade date basis. Manager's fees, underwriter's fees, and other underwriting revenues are recognized at the time the underwriting is completed. Tax shelter revenue is recognized at the time individual tax shelter units are sold.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheet for cash, cash equivalents, notes and other receivables and payables approximate their respective fair values due to the short maturities of these instruments. The fair values of trading and investing securities owned and securities sold, not yet purchased are recorded primarily at quoted prices for those or similar instruments. Changes in the market value of these securities are reflected currently in the results of operations.

Furniture and Equipment

Depreciation of furniture and equipment is computed generally by the straight-line method over their estimated useful lives of five (5) to ten (10) years. Leasehold improvements are amortized over the lives of their respective leases of five (5) years.

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

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

The Company has recognized significant losses from its disposal of subsidiaries and general corporate expenses incurred in the United States. Realization of any portion of the deferred tax asset resulting from the net operating loss carryforward is not considered more likely than not. No deferred tax asset or valuation allowance has been estimated due to the change in ownership, which severely restricts the use of the net operating loss carryforward. At December 31, 1999, the Company has approximately $8,600,000 of net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2011.

Pension and Other Post-Retirement and Post-Employment Plans

In 1999, the Company adopted a deferred contribution profit sharing plan (401(k)
Plan). This plan allows both the Company and the employees to contribute to the plan. The Company made no contributions to the plan in 1999.

Redstone at the time of its acquisition had a deferred contribution profit sharing plan (401(k) Plan). The Company made no contributions to the plan in 1998 or 1999.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 1998 and 1999, were $34,023 and $22,218, respectively.

                                (Continued) F-10

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                       (Formerly Known As EuroMed, Inc.)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1998 AND 1999


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

All  highly  liquid   investments   purchased   with   original   maturities  of
approximately three months or less are considered to be cash equivalents.

(Loss) Per Share

Basic (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during the year. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants and options would be anti-dilutive.

Concentration of Credit Risk

The Company deposits its cash with high credit quality financial institutions. At times such deposits may be in excess of FDIC insurance limits. At December 31, 1999, the cash deposits exceeding FDIC insurance limits were $261,000.

Accounts Receivable and Amount Due Broker

IEC introduces all customer transactions in securities traded on U.S. securities markets to Fiserve Correspondent Service, Inc. and First Southwest Company on a fully-disclosed basis. The agreement between IEC and its clearing brokers provide that IEC is obligated to assume any exposure related to nonperformance by customers or counterparties. IEC monitors clearance and settlement of all customer transactions on a daily basis.

The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer's or counterparty's ability to satisfy their obligations to IEC. In the event of nonperformance, IEC may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. Management does not anticipate nonperformance by customers and counterparties in the above situations.

NOTE 2: RESTRICTED INVESTMENT

On March 18,1999, the Company entered into an agreement with an individual for the delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which was subsequently converted into 119,912 shares of Spectrasite Holdings, Inc.). The agreement included the following terms:

The individual will receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock on the American Stock Exchange, calculated for each fiscal quarter. During 1999, the Company incurred $59,500 in interest expense under the terms of the agreement.

The Company agrees not to transfer or assign the shares without the individual's prior written consent during the term of the agreement.

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 2: RESTRICTED INVESTMENT (CONTINUED)

Accounts Receivable and Amount Due Broker

The Company will issue to the individual a five year stock purchase warrant for 414,062 shares of common stock of the Company at an exercise price of $2.00 per share. The Company has the right to call the warrant if the trading price of the Company's common stock has equaled or exceeded $4.00 per share for ten consecutive days. See Note 13

Agreement can be terminated upon sixty (60) days' notice by either party.

At December 31, 1999 the restricted investment has been pledged by the Company as security for a $407,170 loan from a brokerage firm.

In February 2000, the Company sold 40,000 shares of the Spectrasite Holdings, Inc. stock for an aggregate value of approximately $830,000. The proceeds, from the sale of shares, were used to repay the $407,170 loan from a brokerage firm and to finance current operations. These shares will have to be returned to their owner by the Company, which will necessitate their purchase in the public market. The trading price of these shares at the date of repurchase will determine if a trading gain or loss is recognized. The trading price of the shares has ranged from a high of $28.31 (March 31, 2000) to a low of $11.06 (January 3,2000). The trading price at April 13, 2000 was $22.00.

NOTE 3: STOCK OPTION PLANS

 Long-Term Incentive Plan

The Company adopted its 1995 Long-Term Incentive Plan ("Plan") as of November 18, 1995. An aggregate of 300,000 shares of common stock has been authorized and reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. All of the Company's and its subsidiary's employees, independent directors and advisors are eligible to receive awards under the plan, but only employees of the Company and its subsidiaries are eligible to receive incentive stock options. The exercise price for incentive stock options granted under the Plan may be no less than the fair market value of the common stock on the day of the grant. As of December 31, 1998 and 1999, no grants have been awarded under this plan.

Brokers Stock Option Plan

The Company adopted its 1999 Brokers Stock Option Plan as of December 1, 1999. An aggregate of 1,000,000 shares of common stock has been reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. All brokers who have been employed by the firm prior to January 1, 2000, shall be entitled to earn options to purchase a number of shares of common stock of the Company equal to 20% of their annual gross production in commissions from the sale of securities. The exercise price of the options so earned shall be 5% over the closing bid price of the Company's common stock on the date of each broker's employment. Each option shall be exercisable for a period of three years beginning one year from the date of vesting. Options shall vest on January 1 of the year following the date of employment, and are not transferable. At December 31, 1999, 1,254,333 options were earned under this agreement.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



NOTE 4:  RELATED PARTY TRANSACTIONS

In December 1997, the Board of Directors authorized the issuance of 100,000 warrants to purchase common stock of the Company to each of the three (3) Directors of the Company at a price of $.30. The fair value of the common shares was $.20 (Bid Price) at the date the warrants were authorized; therefore, no expense was recognized in connection with the warrant issue. As of December 31, 1999, none of these warrants had been exercised.

For the year ended December 31, 1998, the three (3) Directors of the Company were paid $200,562 for services rendered to the Company.

The Chief Executive Officer and other executive officers of the Company have oral agreements regarding employment, tenure and compensation, including bonuses and stock option issuance. For the year ended December 31, 1999, the Company recognized compensation expense applicable to these executive officers aggregating $1,649,917 and they were issued options to purchase 410,000 shares of the Company's common stock at prices varying from $.50 to $1.00.

Included in the officers' compensation is $281,501 earned by the Chief Executive Officer, in connection with underwritings. The Chief Executive Officer agreed to forgive the $281,501 and such amount is reflected as a contribution to the Company's stockholders' equity in the accompanying consolidated financial statements for the year ended December 31, 1999.

In 1999 the Chief Executive Officer loaned the Company $100,000 and was repaid.

NOTE 5: LEASES

Future  minimum  payments,  by  year  and  in  the  aggregate,   required  under
non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

                  Year Ended
                  December 31,

                      2000                                           $   599,671
                      2001                                               590,476
                      2002                                               594,053
                      2003                                               483,835
                      2004                                               299,273
                      Thereafter                                          61,760

                                                                      $2,622,068

Certain of these leases provide for the payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1998 and 1999, approximated $250,000 and $695,4970, respectively.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 6: WARRANTS OWNED

As provided in certain underwriting agreements, the Company obtains warrants to purchase equity instruments from client companies. During the restriction periods on these warrants, the Company recognizes no value. When the restrictions expire and the underlying securities become exercisable, the Company marks the warrants to estimated fair value.

In estimating fair value of the warrants, management considers the trading volume and quoted prices of the underlying securities, the number of such securities held by the public, the remaining warrant exercise period and other factors that they believe might effect the value of the warrants.

The following is information with respect to these warrants:


                                                                                                       Fair Value
                                             Granted to                                                  of Retained
        Company                                Unrelated          Granted to                             Warrants
          Name                Received           Parties           Employees           Retained      December 31, 1999

      Rampart Capital

         Group, Inc           40,000             5,000            22,000              13,000              $    -

      Streamedia
         Communications

         Inc.                120,000            45,000            35,000              40,000              $    -

      McGlen Internet

        Group, Inc.          500,000           153,000           220,000             127,000              $    -


No value has been placed on the warrants retained by the Company. However, the Company recognized $206,390 as compensation expense and fee income related to the warrants granted to employees. Such compensation expense was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends; expected volatility of 67.5% for Rampart, 82.5% for Streamedia, 88% for Glen; risk free interest rate of 6.0% and expected life of 5 years.

NOTE 7: NET CAPITAL REQUIREMENT

IEC is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits IEC from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 1999, IEC's net capital and required net capital were $256,638 and $100,000, respectively, and its ratio of aggregate indebtedness to net capital was 1.21 to
1. The Subsidiariy's absolute minimum net capital is $100,000.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



NOTE 8: TRADING AND INVESMENT SECURITIES

Trading securities and securities sold, not yet purchased, represent the market value of securities held long and short by the Company's subsidiary.

The categories of trading securities and their related market values follow:


                                                                           1998                                 1999
                                                         Long              Short                   Long          Short

           Common Stock                              $446,097            $11,667                 $548,736       $25,034
           Corporate Bonds                                  -                  -                   28,100             -
           U.S. Government Bonds                            -                  -                    2,932             -
           Municipal Bonds                                  -                  -                    2,683             -

                                                     $466,097            $11,667                 $548,736       $25,034

As a securities broker-dealer, IEC is engaged in various securities trading and brokerage activities as principal. In the normal course of business, IEC has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. This obligation is recorded in the financial statements at the market value of the related securities. A trading loss will occur on the securities if the market price increases and a trading gain will occur if the market price decreases.

Investment securities held by IEC which are readily marketable are stated at market value.

NOTE 9: LOANS PAYABLE

The following summarizes the loans payable at December 31, 1999:

                                                                          Amount

         8.8% loan from brokers, secured
                by restricted investment, due
                on demand                                               $407,170

         10% Note payable to an individual,
                unsecured, due November 30,
                1999, plus accrued interest                              120,000

                                                                        $527,170

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



NOTE 10: PREFERRED STOCK

The Company has been authorized to issue up to 5,000,000 shares of $0.01 par value preferred stock and the Board of Directors is empowered to designate the series, dividend rate and if dividends are to be cumulative, voting rights (in addition to those provided by law) and convertibility into shares of common stock. In 1999, the Board of Directors of the Company authorized the sales of the following series of preferred stock:

Series A

         Designated 1,060,000 shares of preferred stock as Series A

         10% cumulative dividend rate, payable quarterly

         Sale price was $2.00 per share in minimum purchase units of 12,500 shares.

         Convertible into common stock on a one for one basis

         Callable at the option of the Company after April 22, 2000 into common stock at a price of $4.00 per per share

         Each share of preferred stock has ten votes on matters submitted to shareholders for voting.

Series B

        Designated 750,000 shares of preferred stock as Series B, of which 37,500 shares have been sold as of December 31, 1999 [37,500 shares sold subsequent to December 31, 1999]

        10% cumulative dividend rate, payable quarterly

        Sales price was $2.00 per share in minimum units of 12,500 shares

        Convertible in to common stock on a one for one basis

        Callable at the option of the Company after December 1, 2000 into common stock at a price of $4.00 per share

       Each share of preferred stock has one vote on matters submitted to shareholders for voting

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


 NOTE 11: SUBORDINATED LOAN
10% subordinated loan, payable to E.M.H. Enterprises, control number 10-F-SLA-10396, due April 30, 2000, in the amount of $150,000, unsecured and subordinated to claims of general creditors. The loan is subjected to terms and conditions set forth in the subordinative agreement approved by the National Association of Securities Dealers, Inc.

NOTE 12: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 1998 and 1999:


                                                                        1998               1999

         Accrued Compensation                                         $275,744           $400,000
         Accounts Payable                                               84,526            186,632
         Accrued 401(k)                                                      -             39,401
         Accrued Syndicate and Underwriting Costs                            -            246,875
         Accrued Interest                                               12,000             28,049
         Accrued Preferred Stock Dividends                                   -             87,944
         Other                                                               -            117,432

                                                                      $372,270         $1,106,333

NOTE 13: STOCK OPTIONS AND WARRANTS

During 1999, the Company executed various employment agreements with brokers which gives the brokers the right to purchase shares of the Company's common stock in the form of stock options. The brokers have the right to acquire the number of shares of the Company's common stock that 20% of the brokerage fees generated by the broker divided by the strike price will purchase. The strike price of such options is the market value of the Company's common stock on the date the broker signed the employment agreement.

During 1999, the Company granted two employees the right to acquire 600,000 shares of the Company's common stock at the exercise of $1.03 per share, the market value of the Company's common stock on the date of the grant.

During 1999, the Company granted various brokers the right to acquire 77,250 shares of the Company's common stock at the exercise price of $2.00 per share in connection with the sale of the Series A Preferred Stock.

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 13: STOCK OPTIONS AND WARRANTS (CONTINUED)

In connection with the delivery of the Westower Corporation (these shares were subsequently exchanged for Spectrasite Holdings, Inc. shares) common stock described in Note 2, the Company issued a stock purchase warrant that allows the holder the right to acquire 414,062 shares of the Company's common stock at an exercise price of $2.00 per share. The Company has recognized $571,406 in interest expense with a corresponding credit to paid-in capital, which represents the fair market value of the warrants as of March 18, 1999. The warrants were valued using the Black-Scholes options-pricing model with the following assumption: no dividends, expected volatility of 82%, risk free interest rate of 6.0% and expected life of 5years.

The number of shares of the Company's common stock available under the terms of the above mentioned agreements is as follows:



                                                                   Number of
                                                                   Securities
                                                                   Underlying

                                                Year              Options and
                                                of                  Warrants             Exercise     Expiration
    Grantee                                   Grant                Granted                Price         Date

Robert A. Shuey, III Officer                  1997                 100,000                $0.30     December 29, 2002
Joseph C. Crouch Officer                      1999                 200,000          $0.50-$1.00     June 24, 2003
Elbert G. Tindell Officer                     1997                 100,000                $0.30     December 29, 2002
Anthony Vaccaro Officer                       1999                 100,000                $1.00     January 15, 2004
William M. Mosley Officer                     1999                  60,000          $0.50-$1.00     January 1, 2004
Jesse Shelmire Ex Director                    1997                 100,000                $0.30     December 29, 2002
Various Brokers based on
   commissioned sales                         1999               1,234,333          $1.05-$1.85     None
Mike Colaiacovo, Broker                       1999                 300,000                $1.03     None
Manuel Bello, Broker                          1999                 300,000                $1.03     None
Todd Cornelius, Officer                       1999                  50,000                $1.00     January 1, 2004
Various Brokers in connection with
    sale of Series A Preferred stock          1999                  77,500                $2.00     None
S. Roy Jeffrey Warrant Issued                 1999                 414,062                $2.00     March 17, 2004

                                                                 3,035,895












                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999


NOTE 13: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the activity in stock options and warrants for the years ending December 31, 1998 and 1999:


                                               1998                                   1999


                                                       Weighted                                   Weighted
                                                        Average                                    Average
                                     Underlying         Exercise             Underlying            Exercise
                                       Shares           Price                Shares                Price


Outstanding beginning

   of year                              300,000            $0.30                 300,000              $0.30

Granted                                       -                -               2,735,895               1.32

Outstanding end of

   year                                 300,000            $0.30               3,035,895              $1.22

The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, $56,220 in compensation expense was recognized in 1999 for options which were granted to employees on which the option price was less than fair market value on the date of grant. No compensation expense is recognized upon the grant of options where the option price exceeds the fair market value at the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by FAS No. 123, "Accounting for stock based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Net loss as reported                               $(3,330,827)
Pro forma net loss                                  (4,770,583)

Loss per share as reported                              $(1.64)
Pro forma net loss                                      $(2.35)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions: no dividends, expected volatility of 109%, risk free interest rate of 6% and expected life of 36 to 60 months.

The stock based compensation for the year ended December 31, 1999, reflected in the above pro forma may not be indicative of such compensation in future periods as it only reflects options granted in the year December 31, 1999.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (Formerly Known As EuroMed, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



NOTE 14: LEGAL PROCEEDINGS

Many aspects of the Company's business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions, which generally seek rescission and substantial damages. The Company requires its brokerage customers to agree to arbitration in the event of a dispute between the customer and a broker. The Company is currently a party to arbitrations and it is the opinion of management that the outcome of the arbitration will not have a material adverse effect on the Company's operating results.

In compliance with an Injunction and Civil Contempt Order of January 6, 1999, Gregory Alan Gaylor, a shareholder of the Company, signed an irrevocable proxy dated January 21, 1999 appointing Institutional Equity Holdings, Inc., as his sole proxy with respect to 125,000 shares of Institutional Equity Holdings, Inc.'s Common Stock.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    Income (Loss) Before

                                                                Income Taxes and

                                                              Preferred Stock          Net Income            Earnings
                                            Revenues             Dividends             (Loss)               Per Share

       1998

           December                      $1,173,602                $(194,044)           $(194,044)             $  (.10)
           September                        375,289                 (660,561)            (660,561)                (.34)
           June                           1,411,990                  138,931              138,931                  .07
           March                          1,533,899                   84,413               84,413                  .04


       1999

           December                      $ 3,778,825                (649,841)          (1,210,885)               (.59)
           September                       1,628,350              (1,189,961)          (1,189,961)               (.59)
           June                            2,628,706                (172,634)            (172,634)               (.09)
           March                           1,843,945                (757,347)            (757,347)               (.37)


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no Form 8k filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9. Directors and Executive Officers of Institutional Equity Holdings, Inc.

         Name                                          Age                      Position

Elbert G. Tindell                                      52               Chairman of the Board

Robert A. Shuey, III (1                                43               Chief Executive Officer and Director

Joseph C. Crouch                                       55               Executive Vice President

Anthony F. Vaccaro                                     28               Director

William J. Rapaglia                                    52               Director

Todd M. Cornelius                                      28               Vice President

W. Michael Mosley                                      28               Vice President

Michael Vinez                                          47               Chief Financial Officer

Elbert G. Tindell, has served as Chairman of the Board of the Company since October 15, 1997. Mr. Tindell is involved in the management and direction of public and private Companies in the United States, Asia Pacific, and Europe, specializing in the re-engineering of corporate environments through implementing capital restructuring and planning strategies. Prior to graduating from the University of North Texas, Mr. Tindell served in the United States Marine Corps from January 1967 to December 1970.

Robert A. Shuey, III, is a director, CEO and a Managing Director, Investment Banking, the Company. He also serves as a member of the Board of Directors of Autobond Corporation and Transnational Financial Corporation. Mr. Shuey has been associated with the Company since January 1, 1999. Prior thereto, he was Chief Executive Officer of Tejas Securities Group, Inc. since September 1997. He has been in the investment banking business for more than the past five years, with National Securities Corporation from September 1996, until August 1997; with La Jolla Securities Corporation from April 1995, until August 1996: with Dillion Gage Securities Corporation from January 1994, until April 1995 and Dickinson & Co. from March 1993, Mr. Shuey is a graduate of Babson with a degree in Economics and Finance.

Joseph C. Crouch, is Executive Vice President of IEC and President of Institutional Equity Corporation. He is a thirty-year veteran of the securities industry with the last twenty-four years in management positions. Mr. Couch joined "IEH" and Institutional Equity Corporation on January 1, 1999. Prior thereto, he was managing director and compliance officer for Tejas Securities Group, Inc. Prior positions include President of both RAS Securities and Dickinson & Company. Mr. Crouch also has been Senior Vice President at E. F. Hutton, Rotan Mosley and Rauscher Pierce. Mr. Couch attended the University of Oklahoma.

Anthony F. Vaccaro, Jr., has been a director of the Company since February of 1999. He is also a Vice President of investment banking at IEC. Mr. Vaccaro joined the Company in January of 1999. Prior thereto, Mr. Vaccaro was an investment banking generalist specializing in mergers and acquisitions and initial public offerings for Salomon Smith Barney in New York City. Prior to his association with Salomon Smith Barney, Mr. Vaccaro was employed by a private equity group to specialize in bridge and mezzanine financing, private placements, mergers and acquisitions, and initial public offerings in a variety of industries. Mr. Vaccaro is a graduate of Texas A&M University with a degree in Finance.

William J. Rapaglia has been a director of Institutional Equity Holdings, Inc. since June of 1999. Mr. Rapaglia has over 20 years experience in real estate acquisitions, construction and development. His experience has ranged from construction management, financing, syndication's, marketing, and promotion of projects. Mr. Rapaglia is chairman and CEO of a private management company where their focus is on corporate finance, corporate financial planning, private placements, marketing and promotion of public and private companies. Mr. Rapaglia served in the United States Marine Corps from 1965 to 1969 and attended Arizona State University and the University of Tubingen in West Germany.

Todd M. Cornelius is a Vice President, Investment Banking, of the Company. Mr. Cornelius joined the Company in April of 1999. Prior thereto, Mr. Cornelius was a Financial Consultant with Akzo Nobel specializing in small business expansions, mergers and general consulting. Prior to his work with Akzo Nobel, Mr. Cornelius performed underwriting and risk analysis in the energy arena for American International Group. Mr. Cornelius is a graduate of Texas A&M University with a degree in Chemical Engineering. Mr. Cornelius is currently matriculating on a Masters of Business Administration, with a concentration in Financing and Accounting, at Southern Methodist University.

William M. Mosley is a Vice President, Investment Banking, of the Company. Mr. Mosley has been associated with the Company since January 1, 1999. Prior thereto, he was a Vice President of Tejas Securities Group, Inc. since January 1998. During this time he was responsible for supervising syndicate activities and all aspects of the underwriting process. Previously, Mr. Mosley was employed by Stone Media Corporation as a Senior Analyst from November 1996 to January 1998. Mr. Mosley is a graduate of Southern Methodist University with a degree in Finance.

Michael E. Vinez joined the company in February 2000, as Chief Financial Officer (CFO"). Mr. Vinez previous work experience includes over twelve (12) years public accounting experience and eleven (11) years in the commercial real estate industry. He has served as CFO for two real estate development firms and as controller for a real estate management company. Mr. Vinez graduated from the University of Texas at Arlington with a BBA. He is a Texas Certified Public Accountant and holds a Texas real estate brokers license.

Meetings and Committees of the Board of Directors
The business of the Company is under the direction of the board of directors. The board of directors' meets on matters requiring approval of the board of directors. It also holds special meetings when an important matter requires action by the board of directors between scheduled meetings. The board of directors held no formal meetings and acted by unanimous written consent eight
(8) times during 1999.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth, for the fiscal years ending December 31, 1999 and 1998, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 1999 exceeded $100,000, with respect to services rendered by such persons to the Company. The following table also includes individuals who have resigned or terminated employment during the fiscal year 1999 who would otherwise have been included in such table on the basis of salary and bonus for the fiscal year:

                    Management Compensation and Transactions


Summary Compensation Table


                                                                                              Long-Term Compensation
                                                       Annual Compensation                  Award
                                                                                           Securities
                                                                                          Underlying              All
                                                    Bonus and        Other                   Options/            Other (3)
        Name/Title          Year      Salary      Commissions     Compensation (2)           SARs(#)            Compensation

Robert A. Shuey, III        1999           -         $318,500            $36,548              96,167           $243,882
President  and              1998      46,350                -                  -                   -                  -
Chief Executive
Officer (4)

Anthony F. Vaccaro          1999      74,359           40,000              5,218              48,083            121,940
Director and Secretary      1998           -                -                  -                   -                  -

Richard Belz (1)            1999     159,143                -                  -                   -                  -
Director                    1998      86,467                -                  -                   -                  -

Joseph C. Crouch            1999     109,077                -              5,302                   -                  -
Vice President              1998           -                -                  -                   -                  -

(1) Mr. Belz resigned as a director effective February 28, 2000.

(2) This represents non accountable expense reimbursements of $30,000 for Mr. Shuey and payments made for group medical and life insurance in the amount of $6,548 for Mr. Shuey , $5,302 to Mr. Crouch, and $5,218 for Mr. Vaccaro in 1999.

(3) The Company obtains warrants to purchase equity instruments from client companies. These amounts represent the fair value of the warrants to purchase equity instruments in client companies that the Company relinquished to these executives. The fair value was calculated using the Black-Scholes option-pricing model.

(4) This table does not include $281,501 of compensation earned by Mr. Shuey, which he agreed to forgive.


Section 16 Requirements

Section 16(a) of the Exchange Act, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to fiscal 1999, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more that 10% of a registered class of the Company's equity securities have been complied with.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

                Principal Stockholders and Management Ownership.


                                       Amount and

                                        Nature                                      Percent
                                      of Beneficial                                   of
Name of Beneficial Owner              Ownership                                     Class

Robert A. Shuey, III
5910 North Central Expressway, Suite 1480
Dallas, Texas  75206                       450,000           (1)                       8.45%

S. Roy Jeffery
17886-55th Avenue
Surrey, B.C., V3S6C8                      414,062            (2)                       7.78%

Thomas Laundrie
101 Fairchild Avenue
Plainview, New York 11803                 196,334           (3)                       3.69%

Gary Purcell
101 Fairchild Avenue
Plainview, New York 11803                  196,334           (3)                       3.69%

Richard Belz
101 Fairchild Avenue
Plainview, New York 11803                  116,333           (3)                       2.18%

Joseph C. Crouch
101 Fairchild Avenue
Plainview, New York 11803                 200,000           (4)                       3.76%

Elbert G. Tindell
806 S. St. Paul
Dallas, Texas 75202                       175,000            (1)                       3.29%

Anthony F. Vaccaro
5910 North Central Expressway, Suite 1480
Dallas, Texas  75206                      100,000           (5)                       1.88%

William Rapaglia
5910 North Central Expressway, Suite 1480
Dallas, Texas  75206                      58,000                                      1.09%

William M. Mosley
5910 North Central Expressway, Suite 1480
Dallas, Texas  75206                      .67,000            (6)                       1.26%

Todd M. Cornelius
5910 North Central Expressway, Suite 1480
Dallas, Texas  75206                       52,500                                       .99%

All officers and directors as a
group (7 persons) (7)(8)                 1,611,501                                    30.26%

(1) Includes warrants to purchase 100,000 shares of common stock granted on December 29, 1997 exercisable immediately at $0.30.

(2) Represents options to purchase 414,062 shares at $2.00 per share until March of 2004.

(3)   Company has option to purchase these shares for $2.00 per share.

(4) Represents options to purchase 100,000 shares of Common Stock at an exercise price of $0.50 per share granted on June 28, 1999. Mr. Crouch was granted options to purchase an additional 100,000 shares of Common Stock at an exercise price of $1.00 per share on July 24, 1998. Over a period of three years 33,333 options vest on June 26, and 33,333 options vest on July 24, with the condition that he is still employed by IEH. As of December 31, 1999, 33,333 options have vested with a purchase price of $0.05 per share, and 33,333 options have vested with an exercise price $1.00 per share.

(5) Includes options to purchase 100,000 shares of Common Stock granted on January 15, 1999, exercisable immediately at $1.00 per share.

(6) Includes options to purchase 50,000 shares of Common Stock granted on January 1, 1999, exercisable immediately at $0.50 per share.

(7)   This does not accurately represent the voting rights of management.

(8) Does not include the right to vote 125,000 shares (2.07% of shares outstanding) granted to the Board of Directors by a federal judge. See "Legal Matters."

Limitations on Directors' Liability

The Company's Restated Articles of Incorporation provide that, to the fullest extent permitted by Nevada law, no director shall be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director. By virtue of these provisions, a director of the Company is not personally liable for monetary damages for a breach of such director's fiduciary duty except for liability for (i) breach of the duty of loyalty to the Company or to its stockholders, (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) dividends or stock repurchases or redemption's that are unlawful under the Nevada General Corporation Law ("NGCL") and (iv) any transaction from which such director receives an improper personal benefit. In addition, the Company's Restated Articles of Incorporation provide that if the NGCL is amended to authorize the further elimination of limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the NGCL, as amended.

ITEM 12. Certain Relationships and Related Transactions

During 1999, the Company formed Micro Capital Group, L.L.C. (MICRO) a limited liability company. MICRO was formed to engage in opportunistic investment situations. MICRO is governed under the terms of an operating agreement and is managed by a Board of Managers, consisting of Robert A. Shuey III and Anthony Vaccaro who are executive officers of the Company. During 1999, MICRO loaned the Company $245,000 which balance was outstanding at December 31, 1999.

Mr. Robert A. Shuey III, the Chief Executive Officer of the Company has an agreement with the Company, whereby, Mr. Shuey is entitled to receive as compensation 60% of the net underwriting fees generated by the Company. During 1999, Mr. Shuey was entitled to receive $540,000 under the terms of this agreement in addition to his regular salary and other compensation. However, Mr. Shuey forgave his right to receive $281,501 under this agreement. Such amount has been shown as compensation expense in the accompanying consolidated financial statements with a corresponding credit to additional paid-in capital.

                                     PART IV

ITEM 13. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

a. Financial Statements:
See table of Contents to Financial Statements. Page F-1 filed herewith.
b. Reports on Form 8-K
c. Exhibit 5

Number                     Description of Exhibit

2.1                        Agreement and Plan of Reorganization dated November 6, 1998 by and among EuroMed, Inc., Redstone
                           Acquisition Corp. And Securities, Inc.*
3.1                        Articles of Incorporation (1)
3.2                        By laws of the Company (1)
3.3                        Certificate of name change**
4.1                        Specimen of Series A Common Stock Certificate (1)
10.1                       Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between
                             Purchaser and Docts (3)

10.2                       Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between
                          Purchaser and Roozekrans (3)

10.3                       Consulting, Management and Noncompetition Agreement, dated as of July 5, 1996, by and between
                            Purchaser and Hinnen (3)
10.4                       Plainview  Lease rider**
10.5                       Lynbrook Lease**
10.6                       Newark Lease**
10.7                       Dallas Lease**

16.1                       Letter of the Change of Certified Accountants (2)
21.1                       Subsidiaries of the Registrant as revised*
23.1                       Consent of Killman Murrell & Company, P.C., Certified Public Accountants*
27.1                       Financial Data Schedule *

*       Previously filed
**        filed herein

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signs on its behalf by the undersigned, thereunto duly authorized.

                                         Institutional Equity Holdings, Inc.

Dated: May 19, 2000                       By: /s/Robert A. Shuey, III
                                         Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Elbert G. Tindell                                                                            May 9, 2000
Elbert G. Tindell                                            Chairman of the Board

/s/ Robert A. Shuey, III                                     Chief Executive Officer,            May 9, 2000
Robert A. Shuey, III                                         and Director

/s/Michael E.Vinez                                           Chief Financial Officer             May 9, 2000
Michael E.Vinez