Form 10-Q
period 2000-03-31
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2000-05-22
CIK 852447

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO ____________________

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-27720


                                 NEVADA                            88-0317700
                     (State or other jurisdiction of        (I.R.S. Employer
                     incorporation or organization)         Identification No.)


          5910 North Central Expressway, Suite 1480
                               DALLAS, TX                         75206
                (Address of principal executive offices)        (Zip Code)

                         (214) 237-3223

              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes    X            No
                                                -----              ------

2,359,000 shares of Common Stock, par value $.01 per share, were outstanding at May 14, 2000

                                   FORM 10-QSB

                                      INDEX

                                                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION                                                                           --------------

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      March 31, 2000 and December 31, 1999                                                           3

                  Statements of Operations -
                      Three months ended March 31, 2000 and 1999                                                     4

              Statement of Stockholders' Equity

                      Three months ended March 31, 2000 and 1999                                                     5

              Statements of Cash Flows -
                      Three months ended March 31, 2000 and 1999                                                     6

              Notes to Financial Statements                                                                          8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                           11


PART II.  OTHER INFORMATION

   ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                14

   ITEM 4. OTHER INFORMATION                                                                                         14

   ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K                                                                         14

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31,December 31,
                                                                               2000             1999
                                                                         ------------  -----------------
                                                                     (Unaudited)
Current Assets

   Cash                                                              $   349,609             $  315,904
   Trading Securities, at market                                         775,437                548,736
   Receivables
       Commissions                                                       550,150                516,762
       Good Faith Deposits                                               270,000                150,000
       Other                                                             195,575                 56,623
   Prepaid Expenses                                                      270,159                301,413
                                                                     -----------               --------

              Total Current Assets                                     2,410,930              1,889,438

Furniture and Equipment, net
   of accumulated depreciation of $352,864
   and $333,543, respectively                                            453,496                382,409
Restricted Investment, at market                                         687,856              1,304,043
Other Assets                                                             229,471                259,185
                                                                     -----------              ---------

              Total Assets                                            $3,781,753             $3,835,075
                                                                      ==========             ==========


                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              March 31,December 31,
                                                                                  2000             1999
-                                                                          -----------  -----------------
                                                                     (Unaudited)
Current Liabilities

   Cash Overdraft                                                    $    37,756              $     31,649
   Loans Payable                                                               -                   527,170
   Due to Broker                                                               -                    96,594
   Securities Sold, not yet purchased                                      6,540                    25,034
   Accounts Payable and Accrued Liabilities                            1,629,214                 1,106,333
                                                                      ----------                ----------

              Total Current Liabilities                                1,673,510                 1,786,780

Loan Subordinated to Claims of

   General Creditors                                                     150,000                   150,000
Restricted Investment Loan                                             1,519,306                 1,304,043
Due to Related Party                                                     245,000                   245,000
                                                                       ---------                  --------

              Total Liabilities                                        3,587,816                 3,485,823
                                                                      ----------                ----------

Stockholders' Equity

   Undesignated Preferred Stock, par value
      $.01 per share; 3,190,000  shares
      authorized, none outstanding                                             -                         -
   10%Designated  Series A Preferred Stock,
      par value $.01 per share; 1,060,000
      shares authorized,  issued and
      outstanding in 1999                                                 10,600                    10,600
   10% Designated Series B Preferred Stock,
       par value $.01 per share; 750,000
      shares authorized; 37,500 shares
      issued and outstanding in 1999                                         375                       375
   Common Stock, par value
      $.01 per share; 20,000,000 shares
       authorized; 2,382,000 and
      2,312,000 issued and outstanding, respectively                      23,820                    23,120
   Additional paid-in capital                                          3,847,534                 3,778,234
   Retained (deficit)                                                 (3,556,142)               (3,330,827)
                                                                      ----------               -----------

                                                                         326,187                   481,502
       Less Treasury Shares, at cost                                    (132,250)                 (132,250)
                                                                     -----------                ----------

              Total Shareholders' Equity                                 193,937                   349,252
                                                                     -----------                ----------
              Total Liabilities and

                 Shareholders' Equity                                 $3,781,753                $3,835,075
                                                                      ==========                ==========


                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                    Three Months Ended March 31,

                                                                        2000                       1999
                                                                   -------------                  ------

Revenues:
   Commission     $2,440,352                                          $1,526,003
   Gain (Loss) on Firm Securities Accounts                               232,358                  239,438
   Underwriting and Syndicate Income                                     749,049                   78,504
   Other Income                                                           97,893                        -
   Interest Income                                                        11,143                        -
                                                                      ----------                  -------

       Total Revenue                                                   3,530,795                1,843,945
                                                                      ----------               ----------

Expenses:
   Employee Compensation                                               2,635,617                1,087,220
   Commissions Paid to Other Broker-Dealers                              259,712                  406,221
   General and Administrative Expenses                                   732,492                  536,445
   Interest Expense                                                       73,289                  571,406
                                                                     -----------              -----------

       Total Expenses                                                  3,701,110                2,601,292
                                                                      ----------               ----------

(Loss) Before Federal Income Tax                                        (170,315)                (757,347)

Federal Income Tax Expense                                                     -                        -
Preferred Stock Dividends                                                (55,000)                       -
                                                                     -----------                     ----


           Net (Loss)                                                $  (225,315)              $ (757,347)
                                                                     ===========               ==========


Weighted Average Number of Common

   Shares Outstanding                                                  2,305,000                2,542,000
                                                                      ==========               ==========

Net (Loss) Per Common Share                                            $  (0.10)                 $  (0.30)
                                                                       =============         ============

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended March 31,

                                                                       2000                        1999
                                                                   -----------                    ------

Cash Flow from Operating Activities

   Net (loss)                                                       $(225,315)                $  (757,347)
   Adjustment to reconcile net income (loss)
       to net cash from operating activities
           Depreciation                                                19,321                       9,000
           Issuance of stock warrants                                        -                    571,406
   Changes in assets and liabilities
           Investments                                               (226,701)                   (361,963)
           Receivables                                               (292,340)                    341,001
           Prepaid expenses                                             31,254                     28,593
           Other assets                                                29,714                         430
           Cash overdraft                                                6,107                     59,453
           Due to brokers                                             (96,594)                    (18,703)
           Securities sold, not yet purchased                         (18,494)                     (6,828)
           Accounts payable and accrued liabilities                    522,881                     66,992
                                                                     ---------                    -------

              Net Cash Flow (Used) By

                Operating Activities                                 (250,167)                    (67,966)
                                                                    ---------                  ----------

Cash Flow from Investing Activities

   Equipment Purchases                                                (90,408)                     (8,903)
                                                                    ---------                 -----------

Cash Flow from Financing Activities

   Change in restricted investments                                   616,187                  (1,859,140)
   Increase in restricted investment loan                            215,263                    1,859,140
   Notes payable payments                                            (527,170)                          -
   Sale of Common Stock                                                 70,000                          -
                                                                    ----------                ----------
              Net Cash Flow Provided

                 By Financing Activities                               374,280                          -
                                                                    ----------             --------------
Net Increase (Decrease) In Cash                                         33,705                    (76,869)

Cash at the Beginning of the Period                                    315,904                    118,130
                                                                    ----------                 ----------

Cash at the End of the Period                                        $ 349,609                $    41,261
                                                                     =========                ===========




                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                   (CONTINUED)

                                               Three Months Ended March 31,

                                                2000                      1999
                                          -----------                    ------


Cash Paid During the Year:
   Interest                              $73,289                    $          -
                                           =======                  ============
   Income Taxes                          $                          $          -
                                          ===========                 ==========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1:  BUSINESS

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

                              Number of Redemption

                           Shares                              Period

                        -----------         ----------------------------------

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

                                 MARCH 31, 2000

NOTE 1:  BUSINESS (CONTINUED)

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

The financial data at December 31, 1999 is derived from audited financial statements, which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3:  NET LOSS PER COMMON SHARE

Basic (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during the periods. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants and options would be anti-dilutive.

                                     ITEM 2

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Certain  statements in this Form 10-QSB,  including  information set forth under
   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to digger from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Revenues for the three months ended March 31, 2000, increased 91% to $3,530,795 compared to $1,843,945 for the three months ended March 31, 1999. In 1999, the Company had three (3) offices in New York and one (1) office in Florida. In 2000, the Company added three (3) offices, two in Texas, and one in New Jersey. The new offices were the source of increased commission revenue. In 1999, the Company did not act as managing underwriter on any public or private security offerings, while in 2000, the Company was the managing underwriter for four (4) securities offerings, raising approximately $11,750,000. These underwriting activities resulted in the 854% increase in underwriting revenue.

Expenses for the three months ended March 31, 2000, increased 42% to $3,701,110 compared to $2,601,292 for the three months ended March 31, 1999. The following summarizes the changes in expenses:

                                       10

                                                                                        2000

                                                                                        Percentage
                                                                                Increase (Decrease)
                                          Percentage of Total Expenses              In Expenses
                                         ------------------------------        --------------------
                                         1998                     1999
                                      ----------                 ------

Employee Compensation                     71%                     42%                      142%
Commissions Paid to
   Other Broker-Dealers                  7                      16                        (36)%
General And
        Administrative Expenses          20                     20                         36%
Interest Expense                          2                     22                        (87)%
                                         --                   -----
              Total Expenses             100%                  100%                        42%
                                         ====                  ====

    Total Expenses as a Per-
        Centage of Revenues             104%                   141%
                                         ====                  ====

Overall expenses increased 42% in 2000, as compared to 1999. The most significant increase in expenses was the 142% increase in employer compensation to $2,635,617 for the three months ended March 31, 2000, compared to $1,087,220 for the three months ended March 31, 1999. The employee compensation increase is attributable to the increased number of brokers and other support staff in the new offices and the increased compensation related to the underwriting activity. The brokers and officers generally received approximately sixty percent (60%) of the revenues derived from the underwritings plus an allocation of the underwriter's warrants. The decrease in commissions paid to other broker dealers was the result of the reduction in independent brokers closing their sales through the Company.

In March 1999, the Company entered into an agreement with an individual for delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which has subsequently converted into 119,912 shares of Spectrasite Holdings, Inc.). The agreement included a provision that the individual was to receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock and warrants to purchase 414,062 shares of the Company's common stock at an exercise price of $2.00 per share (estimated fair value of the warrants at date of issue was $(571,406). The $571,406 of compensation to the individual was included in interest expense for the three months ended March 31, 1999.

For the three months ended March 31, 2000, the Company reported a net loss of $225,315 compared to a loss of $757,347 for the three months ended March 31, 1999. The decrease in the loss was the result of the reduction in interest expense associated with the issuance of stock warrants in 1999, offset by the growth in employee and non-employee compensation, which could not be off set by increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $250,167 for the three months ended March 31, 2000, compared with cash used in operations of $67,966 for the three months ended March 31, 1999. This significant increase in cash used was attributable to increases in employee and operating costs associated with the new offices. The Company is currently reassessing its staffing levels and need for branch offices. With changes being considered by management, the Company expects that it can achieve profitable operations by June 2000.

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

In 2000, the Company will require substantial amount of cash to funds its operations. Management of the Company is currently assessing the manner in which the funds can be acquired with the minimum advise effect upon the current shareholders.

For the month ended March 31, 2000, the Company expended $90,408 for the purchase of furniture and equipment.

Year 2000 Efforts

In 1999 and 2000, the Company took various steps to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 (the "Y2K" issue). The Company has no proprietary operating system or applications software, nor do any of its operations use main frame or mini-computer systems. Therefore, the company's focus with respect to the Y2K issue was: (1) its PC hardware and software purchased from third parties; and (2) external suppliers and service providers. While there is no assurance that associated problems may not arise in the future, to date the Company has not experienced any material problems relating to the Y2K issue.

                           PART II - OTHER INFORMATION

ITEM 3: CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2000, the Company sold 70,000 shares of its common stock to an individual for $1.00 per share. The proceeds have been used to fund operations of the Company.

ITEM 4: OTHER INFORMATION

None

ITEM 5: EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Number                                   Exhibit Description

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

Institutional Equity Holdings, Inc.

Dated:


       Signature                                              Title

  /s/ Robert A. Shuey, III                                President and
---------------------------------------------------
Robert A. Shuey, III                                 Chief Executive Officer




 /s/ Mike Vinez                                        Chief Financial Officer,
----------------------------------------------------
Michael E. Vinez                                      Treasurer and Secretary

                                  Exhibit Index

Exhibit No.                     Description

27.1                            Financial Data Schedule.(*)


(*)                             Filed herewith