Form 10-Q
period 2000-06-30
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2000-08-18
CIK 852447

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM APRIL 01, 2000 TO JUNE 30, 2000

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

                                 Yes    X            No
                              -----              --------------

2,359,000 shares of Common Stock, par value $.01 per share, were outstanding at August 18, 2000

                                   FORM 10-QSB

                                      INDEX


                                                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION                                                                           --------------

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      June 30, 2000 (unaudited) and December 31, 1999                                                3

                  Statements of Operations -
                      Three months and six months ended June 30, 2000 and 1999(unaudited)                            4

              Statements of Cash Flows -
                      Six months ended June 30, 2000 and 1999(unaudited)                                             6

              Notes to Financial Statements                                                                          8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                           11


PART II.  OTHER INFORMATION

   ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                14

   ITEM 4. OTHER INFORMATION                                                                                        14

   ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K                                                                         14

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      June 30,            December 31,
                                                                         2000                1999

                                                                     (Unaudited)
Current Assets

   Cash                                                             $      9,157            $   315,904
   Trading Securities, at market                                         513,372                548,736
   Receivables
       Commissions                                                       109,550                516,762
       Good Faith Deposits                                               438,267                150,000
       Other, net of allowance for
          doubtful accounts of $190,000
          and $25,000 in 2000 and 1999,
           respectively                                                   33,329                 56,623
   Prepaid Expenses                                                       56,845                301,413
                                                                     -----------             ----------

              Total Current Assets                                     1,160,520              1,889,438

Furniture and Equipment, net
   of accumulated depreciation of $359,023
   and $333,543, respectively                                            343,321                382,409
Restricted Investment, at market                                               -              1,304,043
Other Assets                                                              49,806                259,185
                                                                     -----------             ----------

              Total Assets                                            $1,553,647             $3,835,075
                                                                      ==========             ==========


                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       June 30,           December 31,
                                                                        2000                    1999

                                                                     (Unaudited)
Current Liabilities

   Cash Overdraft                                                  $       7,131              $     31,649
   Loans Payable                                                         100,000                   527,170
   Due to Broker                                                         340,617                    96,594
   Securities Sold, not yet purchased                                      6,540                    25,034
   Accounts Payable and Accrued Liabilities                            1,538,813                 1,106,333
                                                                      ----------                ----------

              Total Current Liabilities                                1,993,101                 1,786,780

Loan Subordinated to Claims of

   General Creditors                                                     100,000                   150,000
Restricted Investment Loan                                             1,522,659                 1,304,043
Due to Related Party                                                     245,000                   245,000
                                                                      ----------                  --------

              Total Liabilities                                        3,860,760                 3,485,823
                                                                      ----------                ----------

Stockholders' Equity

   Undesignated Preferred Stock, par value
      $.01 per share; 3,190,000  shares authorized,
      none outstanding                                                         -                         -
   10% Designated  Series A Preferred Stock,
      par value $.01 per share; 1,060,000 shares
      authorized,  issued and outstanding                                 10,600                    10,600
   10% Designated Series B Preferred Stock,
       par value $.01 per share; 750,000 shares
      authorized; 75,000 and 37,500 shares issued
      and outstanding in 2000 and 1999, respectively                         750                       375
   Common Stock, par value

      $.01 per share; 20,000,000 shares authorized;
       2,382,000 and 2,312,000 issued and
      outstanding, respectively                                           23,820                    23,120
   Additional paid-in capital                                          3,922,159                 3,778,234
   Retained (deficit)                                                 (6,132,192)               (3,330,827)
                                                                     -----------               -----------

                                                                      (2,174,863)                  481,502
       Less Treasury Shares, at cost                                    (132,250)                 (132,250)
                                                                     -----------                ----------

              Total Shareholders' Equity                              (2,307,113)                  349,252
                                                                     -----------                ----------
              Total Liabilities and

                 Shareholders' Equity                                 $1,553,647                $3,835,075
                                                                      ==========                ==========

                                             INSTITUTIONAL EQUITY HOLDINGS, INC.
                                                  (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                       For the Three Months Ended        For the Six Months Ended
                                                            June 30,                           June 30,
                                                                  ----------------------------------------
                                                           2000               1999             2000      1999
                                                      ---------------     ------------   ---------------  ----


Revenues

   Commissions                                          $    738,936      $ 2,090,666      $  3,179,288     $ 3,616,669
   Gain (loss) on firm securities accounts                  (907,614)         416,534        (675,256)         655,972

   Underwriting and syndicate income                        186,567           121,506         935,616          200,010

   Other income                                                   -                 -          97,893                -
   Interest income                                           34,748               414          45,891              414
                                                      -------------            ------   -------------          -------

       Total Revenue                                         52,637         2,629,120       3,583,432        4,473,065


Costs and expenses

   Commissions paid to other broker-dealers                 127,426         1,040,683         387,138        1,446,904

   Employee compensation                                  1,377,563           954,524       4,013,180        2,041,744

   General and administrative expenses                    1,018,763           760,527       1,751,255        1,291,317

   Interest expense                                          46,365            40,791         119,654          632,898
                                                       ------------      ------------     -----------     ------------

       (Loss) From Continuing
          Operations Before Preferred

             Stock Dividend                              (2,517,480)         (167,405)     (2,687,795)        (939,798)
Preferred Stock Dividend                                    (58,570)           (5,229)       (113,570)          (5,229)

Federal income tax expense                                                          -                                -
                                                              -----          --------             ---           ------

       Net (Loss) From Continuing

           Operations                                    (2,576,050)         (172,634)     (2,801,365)        (945,027)


Discontinued operations

   Operating (loss)                                               -                -               -                 -

   Gain (loss) on sale                                            -                -                -           15,047
                                                            -------   --------------          -------     ------------


       Net (Loss)                                       $(2,576,050)      $  (172,634)    $(2,801,365)     $  (929,980)
                                                        ===========       ===========     ===========      ===========


Net (Loss) per share

   Continuing operations                             $       (1.08)     $       (.07)    $ (1.19)    $       (.37)
   Discontinued operations
       Gain on sale of discontinued operations                    -               -         -                    -
                                                              ---------------------    ------      ----------------  -

                                                     $       (1.08)     $       (.07)  $       (1.19)    $       (.37)
                                                         =============      =============  =============     =============

Pro forma weighted average number
   of shares of common stock outstanding                  2,382,000         2,542,000       2,362,000        2,542,000
                                                         ==========       ===========   =============      ===========


                                             INSTITUTIONAL EQUITY HOLDINGS, INC.
                                                  (FORMERLY EUROMED, INC.)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                   ----------------------------------
                                                                        2000                   1999
                                                                   --------------          --------------

Cash Flow from Operating Activities

   Net (loss)                                                     $ (2,801,365)                 $(929,980)
   Adjustment to reconcile net income (loss)
       to net cash from operating activities
           Depreciation                                                 43,789                      9,000
           Change in restricted investment loan                        218,616                          -
           Loss on sale of assets                                       25,601                          -
           Issuance of stock warrants                                        -                    575,547
   Changes in assets and liabilities
           Investments                                                  35,364                   (688,434)
           Receivables                                                 142,239                    301,590
           Prepaid expenses                                            244,568                     27,629
           Other assets                                                209,378                    (34,570)
           Cash overdraft                                              (24,518)                         -
           Due to brokers                                              244,023                    (85,167)
           Securities sold, not yet purchased                          (18,494)                    40,753
           Accounts payable and accrued liabilities                    432,481                    (58,215)
                                                                  ------------                  ---------

              Net Cash Flow (Used) By

                Operating Activities                                (1,248,318)                  (841,847)
                                                                   -----------                  ---------

Cash Flow from Investing Activities

   Equipment purchases                                                (103,402)                   (21,297)
   Proceeds from sale of assets                                         73,100                          -
                                                                  ------------                       ----

              Net Cash Flow (Used) By

                 Investing Activities                                  (30,302)                   (21,297)
                                                                  ------------                   --------

Cash Flow from Financing Activities

   Sale of restricted investment                                     1,304,043                         -
   Notes payable payments                                             (527,170)                         -
   Proceeds from loans                                                 100,000                    500,770
   Repayment of subordinated loans                                     (50,000)                         -
   Sale of common stock                                                 70,000                          -
   Sale of preferred tock                                               75,000                     380,000
                                                                 -------------                    --------

              Net Cash Flow Provided

                 By Financing Activities                               971,873                    880,770
                                                                 -------------                  ---------

Net Increase (Decrease) In Cash                                       (306,747)                    17,626


                                   (Continued)


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                         Six Months Ended June 30,
                                                                   ----------------------------------
                                                                        2000                   1999
                                                                   --------------          --------------

Cash at the Beginning of the Period                                       315,904                 118,130
                                                                     ------------               ---------

Cash at the End of the Period                                      $        9,157                $135,756
                                                                   ==============                ========

Cash Paid During the Year:
   Interest                                                           $   119,386               $  73,289
                                                                      ===========               =========

   Income Taxes                                                  $             -              $          -
                                                                 ===============                 ============


                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  June 30, 2000

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

The Redstone Shareholders agreed to terminate their relationship with the Company in February 2000 subject to certain compensation payments, to forgo the collections of the Company's subordinated notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock at a price of $2.00 per share as follows:

                                   (Continued)

                              Number of Redemption

                                        Shares                              Period
                                    -------------                       ---------------------

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

                                  JUNE 30, 2000

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

NOTE 4:  NET CAPITAL REQUIREMENTS

The NASD's net capital rule requires that broker/dealers maintain a designated minimum level of financial capital. The net capital rule places limits on certain of the Company's operations such as underwriting activities, market-making and other principal trading activities. If the Company falls below the minimum net capital required, the Company could be forced to suspend activities until additional capital is obtained. On June 26, 2000, the Company notified the NASD of its violation of the net capital requirements. The stated basis for this action was the failure by the Company to comply with certain NASD rules regarding the net capital requirements of a $100,000 for a broker dealer. In response, the Company has since re-capitalized its position and the Company notified the NASD that it was in compliance with the NASD net capital requirements as of August 11, 2000.

                                                           ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Revenues for the three months ended June 30, 2000, declined 98% to $52,637 compared to $2,629,120 for the three months ended June 30, 1999. On Monday June 26, 2000, the Company notified the NASD that it did not meet the minimum net capital requirement of a broker dealer. At that date the Company voluntarily ceased its brokerage operations, except for executing sale orders for its customers. The severe reduction in brokerage commissions (65 % in the three month period ended June 30, 2000, as compared to the same three month period in
1999) was attributable to the volatility of the stock market in April and early May 2000, the closing of three offices in the three month period ended June 30, 2000 and the ceasing of brokerage operations on June 26, 2000. The Company realized a $907,614 loss on security trading in the three months ended June 30, 2000 compared to a $416,534 gain in the three months ended June 30, 1999, primarily due to losses on stocks initially taken public by the Company, and which were being held in its investment portfolio.

Expenses for the three months ended June 30, 2000, declined 8% to $2,570,117 compared to $2,796,525 for the three months ended March 31, 1999. The following summarizes the changes in expenses:




                                                                        Percentage
                                      Percentage of Total Expenses              Increase (Decrease)
                                           Three Months Ended June 30,              In Expenses
                                          -----------------------------        --------------------
                                         2000                     1999                2000
                                      ----------                 ------

Employee Compensation                   54%                     34%                       44%
Commissions Paid to
   Other Broker-Dealers                  5                      37                       (88)%
                                        --                     ---

    Total Compensation

       Expense                           59                     71                       (25)%

General And

        Administrative Expenses          39                     27                        34%
Interest Expense                          2                     2                         14%
                                          ---------           -----
              Total Expenses            100%                  100%                       (8)%
                                           ====        ====

Overall expenses decreased 8% in 2000, as compared to 1999. The most significant decrease in expenses were the 25% decrease in employee compensation and commissions paid to other brokers to $1,504,989 for the three months ended June 30, 2000, compared to $1,995,207 for the three months ended June 30, 1999. These expenses are directly related to commission revenue, which reflected a 65% decline for the three months ended June 30, 2000. The employee and broker compensation did not decline as much as revenue since the Company's management and certain brokers are paid salaries. General and administrative expenses increased due to increased office rents applicable to newly leased office space and an increase in the number of offices as compared to 1999 and an increase in professional fees. For the three months ended June 30, 2000, the Company reported a net loss of $2,576,050 compared to a loss of $172,634 for the three months ended June 30, 1999. The increase in the loss was the result of the reduction in revenues by 98% and only a 8% decline in expenses for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenues for the six months ended June 30, 2000, decreased 20% to $3,583,432 compared to $4,473,065 for the six months ended June 30, 1999. On June 26, 2000, the Company notified the NASD that it did not meet the minimum net capital requirement of a broker dealer. At that date the Company voluntarily ceased its brokerage operations, except for executing sale orders for its customers. The reduction in brokerage commissions was attributable to the volatility of the stock market in April and early May 2000, the closing of three offices in the period ended June 30, 2000 and the ceasing of brokerage operations on June 26, 2000. The Company realized a $675,256 loss on security trading in the six months ended June 30, 2000 compared to a $655,972 gain in the six months ended June 30, 1999, primarily due to losses on stocks initially taken public by the Company and which were being held in its investment portfolio.

Expenses for the six months ended June 30, 2000, increased 16% to $6,271,227 compared to $5,412,863 for the six months ended June 30, 1999. The following summarizes the changes in expenses:


                                                               Percentage

                                       Percentage of Total Expenses             Increase (Decrease)
                                             Six Months Ended June 30,              In Expenses
                                          -----------------------------        --------------------
                                         2000                     1999                2000
                                      ----------                 ------

Employee Compensation                     64%                   38%                       96%
Commissions Paid to
   Other Broker-Dealers                   6                     27                        (73)%
                                         --                    ---
    Total Compensation
       Expense                           70                     65                         26%
General And
        Administrative Expenses          28                     24                         36%
Interest Expense                          2                     11                        (81)%
                                         --                   -----
              Total Expenses            100%                   100%                       16%
                                        ====                  ====

    Total Expenses as a Per-
        Centage of Revenues             175%                      121%
                                        ====                        ====

Overall expenses increased 16% in 2000, as compared to 1999. The most significant increase in expenses was the 26% increase in employee compensation and commissions paid to other brokers to $4,400,318 for the six months ended June 30, 2000, compared to $3,488,648 for the six months ended June 30, 1999. The employee compensation and commissions paid to other brokers increase is attributable to the increased number of brokers and other support staff in the new offices and the increased compensation related to the underwriting activity. The brokers and officers generally received approximately sixty percent (60%) of the revenues derived from the underwritings plus an allocation of the underwriter's warrants. General and administrative expenses increased due to increased office rent on newly leased office space and an increase in the number of offices as compared to 1999 and an increase in professional fees.

In March 1999, the Company entered into an agreement with an individual for delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which has subsequently converted into 119,912 shares of Spectrasite Holdings, Inc.). The agreement included a provision that the individual was to receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock and warrants to purchase 414,062 shares of the Company's common stock at an exercise price of $2.00 per share (estimated fair value of the warrants at date of issue was ($571,406). The $571,406 of compensation to the individual was included in interest expense for the six months ended June 30, 1999.

For the six months ended June 30, 2000, the Company reported a net loss of $2,801,365 compared to a loss of $929,980 for the six months ended June 30, 1999. The increase in the loss is attributable to the 20% decline in revenues in 2000 and the 16% increase in operating expense in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $1,248,318 for the six months ended June 30, 2000, compared with cash used in operations of $841,847 for the six months ended June 30, 1999.

To finance the operating losses, the Company sold 53,000 shares of Spectrasite Holdings, Inc.'s common stock for an aggregate value of approximately $1,092,000. The proceeds from the sale of these shares were used to repay a $407,170 loan from a brokerage firm and to finance current operations. The shares of Spectrasite Holdings, Inc. are owned by an individual and were loaned to the Company. The Company must return these shares to the individual; therefore, the Company will be required to purchase 53,000 shares of Spectrasite Holdings, Inc. in the public market. The trading price of these shares has ranged from a high of $28.75 (June 30, 2000) to a low of $11.06 (January 3, 2000) with a trading price of $23.00 on August 14, 2000. The Company also sold 70,000 shares of its common stock for $1.00 per share and 37,500 shares of its Series B Preferred Stock for $2.00 per share.

On June 26,2000, the Company voluntarily notified NASD that it did not meet the minimum net capital requirements of a broker dealer. At that time the Company ceased its brokerage operations, except for executing sale orders for its customers. The management of the Company immediately began to develop and implement a plan to raise sufficient capital to allow the Company to resume its normal business activities and to be in compliance with the NASD net capital requirements. Subsequent to June 30, 2000, the Company exchanged 221,247 shares of its common stock for 368,908 shares of common stock in publicly traded companies with a fair value of approximate $1,030,000. Subsequent to obtaining the $1,030,000 in publicly traded common stocks the Company notified the NASD that it was in compliance with the NASD net capital requirements as of August 11, 2000. The Company's management is currently attempting to extend this exchange program to other publicly traded companies to raise additional capital. Also the Company has authorized the sale of up to 1,500,000 shares of its Series C Preferred Stock for $2.00 per share.

For the six months ended June 30, 2000, the Company expended $103,482 for the purchase of furniture and equipment. The Company requires additional capital to continue its business operations. There is no guarantee that the Company will be successful in obtaining sufficient capital to continue operations.

SAFE HARBOR STATEMENT

Certain  statements in this Form 10-QSB,  including  information set forth under
   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955 (the Act). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements in this Form 10-QSB or hereafter included in other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 3: CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2000, the Company sold 70,000 shares of its common stock to an individual for $1.00 per share. In April 2000, the Company sold 37,500 shares of its Series B Preferred Stock for $2.00 per share. The proceeds have been used to fund operations of the Company.

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

Institutional Equity Holdings, Inc.

Dated:


       Signature                                      Title

   /s/ Robert A. Shuey, III                             President and
----------------------------------------------
Robert A. Shuey, III                           Chief Executive Officer




Michael E. Vinez                                 Chief Financial Officer
----------------------------------------------------
Michael E. Vinez

                                                        Exhibit Index

Exhibit No.                     Description

27.1                            Financial Data Schedule.(*)


(*)                             Filed herewith