Form 10-Q
period 2000-09-30
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2000-11-06
CIK 852447

18
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

                                           Yes    X          No
                                                -----         -------------

        3,900,245 shares of Common Stock, par value $.01 per share, were outstanding at October 27, 2000

                                   FORM 10-QSB

                                      INDEX



                                                                                                           PAGE NO.

PART I.  FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets -
                      September 30, 2000 (unaudited) and December 31, 1999                                          3

              Consolidated Statements of Operations -
                      Three months and nine months ended September 30, 2000 and
                           1999(unaudited)                                                                          4

              Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 2000 and 1999(unaudited)                                      6

              Notes to Financial Statements                                                                         8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                          11

PART II.  OTHER INFORMATION

   ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                               14

   ITEM 4. OTHER INFORMATION                                                                                       14

   ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K                                                                        14

SIGNATURES




                         PART 1 - FINANCIAL INFORMATION

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)


                                                 CONSOLIDATED BALANCE SHEETS
                                                           ASSETS



                                                                             September 30,          December 31,
                                                                                 2000                   1999
                                                                             ---------------        ------------
                                                                               (Unaudited)

Current Assets
   Cash                                                                       $     72,445           $    315,904
   Trading Securities, at market                                                 1,833,022                548,736
   Receivables
       Commissions                                                                  68,173                516,762
       Good Faith Deposits                                                         423,379                150,000
       Other, net of allowance for doubtful accounts of
           $225,000 and $25,000 in 2000 and 1999, respectively                     251,831                 56,623
   Prepaid Expenses                                                                 21,273                301,413
                                                                              ------------           ------------

              Total Current Assets                                               2,670,123              1,889,438

Furniture and Equipment, net of accumulated depreciation
   of $382,606 and $333,543, respectively                                          377,339                382,409
Restricted Investment, at market                                                         -              1,304,043
Goodwill, net of accumulated amortization of $4,834 in 2000                      1,155,501                      -
Other Assets                                                                       109,380                259,185
                                                                              ------------           ------------

              Total Assets                                                    $  4,312,343           $3,835,075
                                                                              ============           ============




                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              September 30,          December 31,
                                                                                 2000                   1999
                                                                             ---------------        -------------

                                                                               (Unaudited)

Current Liabilities
   Cash Overdraft                                                             $          -           $     31,649
   10% Convertible Debenture                                                       650,000                      -
   Loans Payable                                                                   200,000                527,170
   Liability for Borrowed Stock                                                  1,081,850                      -
   Due to Broker                                                                    95,282                 96,594
   Securities Sold, not yet purchased                                                    -                 25,034
   Accounts Payable and Accrued Liabilities                                      1,652,574              1,106,333
                                                                              ------------           ------------

              Total Current Liabilities                                          3,679,706              1,786,780

Loan Subordinated to Claims of General Creditors                                         -                150,000
Restricted Investment Loan                                                       1,668,063              1,304,043
Due to Related Parties                                                             370,000                245,000
                                                                              ------------           ------------

              Total Liabilities                                                  5,717,769              3,485,823
                                                                              ------------           ------------

Stockholders' Equity (Deficit)
   Undesignated Preferred Stock, par value $.01 per share;
       3,190,000 shares authorized, none outstanding                                     -                      -
   10% Designated Series A Preferred Stock, par value $.01 per
       share; 1,060,000 shares authorized, issued and outstanding                   10,600                 10,600
   10% Designated Series B Preferred Stock, par value $.01 per share; 750,000 shares authorized; 75,000 and 37,500 shares
       issued and outstanding in 2000 and 1999, respectively                           750                    375
   Common Stock, par value $.01 per share; 20,000,000 shares
       authorized; 3,923,245 and 2,312,000 issued and
       outstanding, respectively                                                    39,232                 23,120
   Additional paid-in capital                                                    5,312,313              3,778,234
   Retained (deficit)                                                           (6,636,071)            (3,330,827)
                                                                              ------------             ----------

                                                                                (1,273,176)               481,502
       Less Treasury Shares, at cost                                              (132,250)              (132,250)
                                                                              ------------           ------------

              Total Shareholders' Equity (Deficit)                              (1,405,426)               349,252
                                                                              ------------           ------------

              Total Liabilities and Shareholders' Equity (Deficit)            $  4,312,343           $3,835,075
                                                                              ============           ============



                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                   --------------------------------          -------------------------------
                                                      2000                   1999                     2000         1999
                                               -----------------        --------------         ------------     ------------

Revenues
    Commissions                                   $    124,661         $   1,202,633          $3,303,949       $   4,819,302
    Gain (loss) on firm securities
       accounts                                        499,236              (151,949)            (36,215)            504,023
    Underwriting and syndicate income                  469,662               577,666           1,451,378             777,676
    Other income                                        11,249                     -              63,041                   -
    Interest income                                      5,205                 2,078              51,096               2,492
                                                  ------------         -------------       -------------       -------------

          Total Revenue                              1,110,013             1,630,428           4,833,249           6,103,493

Costs and Expenses
    Commissions paid to other broker-
        dealers                                         35,226             1,121,953             418,879           2,568,857
    Employee compensation                              439,321               175,486           4,452,501           2,217,230
    General and administrative expenses              1,027,661             1,460,876           2,922,205           2,740,912
    Interest expense                                    54,934                56,845             174,588             689,743
                                                  ------------         -------------       -------------       -------------

        (Loss) From Continuing
          Operations Before Preferred
             Stock Dividend                           (447,129)           (1,184,732)         (3,134,924)         (2,113,249)

Preferred stock dividend                               (56,750)               (5,229)           (170,320)             (5,229)
Federal income tax expense                                   -                     -                   -                   -
                                                  ------------         -------------       -------------       -------------

        Net (Loss) From Continuing
          Operations                                  (503,879)           (1,189,961)         (3,305,244)         (2,118,478)

Discontinued operations
    Operating (loss)                                         -                     -                   -                   -
    Minority interest in operating
        (loss) of subsidiary                                 -                     -                   -             (16,510)
    Gain on sale of discontinued
        operations                                           -                     -                   -              15,047
                                                  ------------         -------------       -------------       -------------

        Net (Loss)                                $   (503,879)        $(1,189,961)        $  (3,305,244)      $(2,119,941)
                                                  ============         ===========         =============       ===========-

Net (Loss) per share
    Continuing operations                         $       (.16)        $        (.47)       $      (1.24)      $        (.83)
    Discontinued operations                                  -                     -                   -                   -
    Gain on sale of discontinued
        operations                                           -                     -                   -                   -
                                                  ------------         -------------       -------------       -------------
                                                  $       (.16)        $        (.47)       $      (1.24)      $        (.83)
                                                  ============         =============        ============       =============
Pro forma weighted average number
    of shares of common stock
    outstanding                                      3,199,220             2,542,000           2,674,088           2,542,000
                                                  ============         =============       =============       =============

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                             --------------------------------------
                                                                                    2000                   1999
                                                                             ---------------        --------------

Cash Flow from Operating Activities                                           $  (3,305,244)        $   (2,119,941)
Net (loss)
Adjustment to reconcile net (loss) to net cash flow
   from operating activities
       Depreciation and amortization                                                 72,206                 30,300
       Minority interest in income of subsidiary                                          -                 16,511
       Change in restricted investment loan                                         364,020                      -
       Loss on sale of assets                                                        25,601                      -
       Capital contributed by officer                                                74,250                      -
       Issuance of stock warrants                                                         -                575,547
Changes in assets and liabilities
       Trading Securities                                                         1,401,607               (921,422)
       Receivables                                                                  (19,998)              (436,011)
       Prepaid expenses                                                             295,766               (424,257)
       Other assets                                                                 149,804                (34,570)
       Cash overdraft                                                               (31,649)                     -
       Due to brokers                                                                (1,312)               (86,586)
       Securities sold, not yet purchased                                           (25,034)               894,944
       Accounts payable and accrued liabilities                                     401,596                265,169
                                                                              -------------         --------------

              Net Cash Flow (Used) By Operating Activities                         (598,387)            (2,240,316)
                                                                              -------------         ---------------

Cash Flow From Investing Activities
   Equipment purchases                                                             (161,002)              (145,161)
   Proceeds from sale of assets                                                      73,100                      -
                                                                              -------------         --------------

              Net Cash Flow (Used) By Investing Activities                          (87,902)              (145,161)
                                                                              -------------         --------------

Cash Flow From Financing Activities
   Acquisition of restricted investment                                                   -             (1,423,978)
   Payment of loan                                                                 (527,170)               358,683
   Proceeds from loans                                                              200,000
   Debenture Borrowing                                                              650,000                      -
   Advances from related parties                                                    125,000                      -
   Increase in loans subordinated to claims of creditors                                  -              1,523,978
   Repayment of subordinated loans                                                 (150,000)                     -
   Sale of common stock                                                              70,000                      -
   Sale of preferred stock                                                           75,000              1,849,897
                                                                              -------------         --------------

              Net Cash Flow Provided By Investing Activities                        442,830              2,308,580
                                                                              -------------         --------------


                                   (Continued)


                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                 Nine Months Ended September 30,
                                                                             --------------------------------------
                                                                                  2000                   1999
                                                                              ---------------        -------------
Net (Decrease) In Cash                                                        $    (243,459)        $      (76,897)

Cash at the Beginning of the Period                                                 315,904                118,130
                                                                              -------------         --------------

Cash at the End of the Period                                                 $      72,445         $       41,233
                                                                              =============         ==============

Cash Paid During the Year:
   Interest                                                                   $     124,672         $      118,337
                                                                              =============         ==============
   Income Taxes                                                               $           -         $            -
                                                                              =============         ==============

Supplemental Schedule of Non-Cash
   Investing and Financing Activities
       Liability for Borrowed Stock                                           $   1,081,850         $            -
       Trading Securities                                                        (1,081,850)                     -
       Goodwill                                                                  (1,160,335)                     -
       Prepaid Expenses                                                             (15,626)                     -
       Assumed Liabilities                                                          144,645
       Common Stock                                                                  13,200                      -
       Paid-In Capital                                                            1,018,116
                                                                              -------------

                                                                              $           -         $            -
                                                                              =============         ==============





                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1:  BUSINESS

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, with authorized and issued share capital of 1,000 shares of common stock with no par value (the "common stock") and on June 15, 1994, all authorized shares of Swiss Nassau Corporation were issued. On October 20, 1995, Swiss Nassau Corporation changed its name into EuroMed, Inc. and increased its authorized shares to 20,000,000 shares of Common Stock with a new par value of $0.01 per share and 5,000,000 preferred shares with a par value of $0.01 per share. On October 20, 1995, EuroMed, Inc. effected a 150 for 1 stock split of its Common Stock. On April 23, 1999, EuroMed, Inc. changed its name to Institutional Equity Holdings, Inc. (the "Company" or "IEH").

In November 1995, the Company began acquiring pharmaceutical companies operating exclusively in Europe. The Company completed the acquisitions using the net proceeds from the sale of 1,150,000 shares of its common stock (issue price was $6.50 per share) in March 1996, and the issuance of 2,700,000 shares of its common stock. Subsequent to the acquisitions, laws relating to the pricing of pharmaceuticals in Europe were changed and as a result the operations of the pharmaceutical companies owned by the Company were severely impacted, resulting in significant operating losses. The Company realized approximately $1,146,000 in cash and cancelled 2,700,000 shares of its common stock upon sale of its European subsidiaries in 1997.

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

The Redstone Shareholders agreed to terminate their relationship with the Company in February 2000 subject to certain compensation payments, to forego the collections of the Company's subordinated notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock at a price of $2.00 per share as follows:

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

                       100,000                                                      Calendar year 2000
                       100,000                                                      Calendar year 2001
                       300,000                                                      On or before February 16, 2002



                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE 1:  BUSINESS (CONTINUED)

The termination of the relationship with the Redstone Shareholders is reflected in the consolidated financial statements for the year ended December 31, 1999.

On August 18, 2000, IEH acquired all of the members' ownership interests in First Atlanta Securities, L.L.C.("FAS"), a Georgia limited liability company, in exchange for 1,300,000 shares of IEH's $.01 par value, common stock. FAS is a full service brokerage firm, located in Atlanta, Georgia. The acquisition of FAS by IEH will be accounted for as a purchase, and the purchase transaction is set forth below:

         First Atlanta -
               Liabilities Assumed                                                         $     284,807
               Assets Purchased                                                                 (175,449)
                                                                                           -------------

               Net Liabilities Assumed                                                           109,358

         IEH's Acquisition Costs                                                                  35,287

         1,300,000 Shares of IEH's $.01 Par Value
           Common Stock at $.7813 Per Share                                                    1,015,690
                                                                                           -------------

         Goodwill Recognized                                                               $   1,160,335
                                                                                           =============

The goodwill will be amortized over a twenty (20) year period.

IEH is a holding company whose operating subsidiaries are IEC and FAS, who are full service brokerage firms engaged in the purchase and sale of securities from and to the public and for its own account and investment banking activities. The Company operates in one industry segment, the financial services industry.

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

The financial data at December 31, 1999 is derived from audited financial statements, which are included in the Company's Form 10-KSB and should be read in conjunction with the unaudited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

                               SEPTEMBER 30, 2000

NOTE 3:  NET LOSS PER COMMON SHARE

Basic (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during the periods. Diluted (loss) per common share is not disclosed because the effect of the exercise of the common stock warrants and options would be anti-dilutive.

NOTE 4:  NET CAPITAL REQUIREMENTS

The NASD's net capital rule requires that broker/dealers maintain a designated minimum level of financial capital. The net capital rule places limits on certain of the Company's operations such as underwriting activities, market-making and other principal trading activities. If the Company falls below the minimum net capital required, the Company could be forced to suspend activities until additional capital is obtained. On June 26, 2000, the Company notified the NASD of its violation of the net capital requirements. The stated basis for this action was the failure by the Company to comply with certain NASD rules regarding the net capital requirements of a $100,000 for a broker dealer. In response, the Company re-capitalized its position, and the Company notified the NASD that it was in compliance with the NASD net capital requirements as of August 11, 2000.

                                     ITEM 2



    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the three months ended September 30, 2000, declined 32% to $1,110,013 compared to $1,630,428 for the three months ended September 30, 1999. On Monday June 26, 2000, the Company notified the NASD that it did not meet the minimum net capital requirement of a broker dealer. At that date the Company voluntarily ceased its brokerage operations, except for executing sale orders for its customers. The severe reduction in brokerage commissions (89% in the three month period ended September 30, 2000, as compared to the same three month period in 1999) was attributable to the volatility of the stock market, the closing of three offices in the three month period ended September 30, 2000 and the temporary ceasing of brokerage operations on June 26, 2000. The Company realized a $499,236 gain on security trading in the three months ended September 30, 2000 compared to a $151,949 loss in the three months ended September 30, 1999, primarily due to the decline of approximately $10 per share on 53,662 shares of borrowed stock.

Expenses for the three months ended September 30, 2000, declined 45% to $1,557,142 compared to $2,815,160 for the three months ended September 30, 1999. The following summarizes the changes in expenses:

                                                                                                          2000 Percentage
                                                               Percentage of Total Expenses              Increase (Decrease)
                                                             Three Months Ended September 30,              In Expenses

                                                               2000                    1999

                                                           -------------           ---------

Employee Compensation                                             28%                      7%                   150%
Commissions Paid to Other Broker-Dealers                           3                      40                   (97)%
                                                               -----                   -----

        Total Compensation Expense                                31                      47                    (63)%

General and Administrative Expenses                               65                      51                    (30)%
Interest Expense                                                   4                       2                     (3)%
                                                               -----                   -----

        Total Expenses                                         100%                      100%                   (45)%
                                                               ===                     =====

Overall expenses decreased 45% in 2000, as compared to 1999. The most significant decrease in expenses were the 63% decrease in compensation expense for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. These expenses are directly related to commission revenue and underwriting and syndicate income, which reflected a 67% decline for the three months ended September 30, 2000. General and administrative expenses decreased due to a reduction in the number of active offices and the firm was unable to trade securities from June 26, 2000, to August 11, 2000. For the three months ended September 30, 2000, the Company reported a net loss of $503,879 compared to a loss of $1,189,961 for the three months ended September 30, 1999. The decrease in the loss was the result of the reduction in revenues by 32% offset by a 45% decline in expenses for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the nine months ended September 30, 2000, decreased 21% to $4,833,249 compared to $6,103,493 for the nine months ended September 30, 1999. On June 26, 2000, the Company notified the NASD that it did not meet the minimum net capital requirement of a broker dealer. At that date the Company voluntarily ceased its brokerage operations, except for executing sale orders for its customers. The reduction in brokerage commissions was attributable to the closing of three offices in the period ended September 30, 2000, and the temporary ceasing of brokerage operations from June 26, 2000, until August 11, 2000. The Company realized a $36,215 loss on security trading in the nine months ended September 30, 2000 compared to a $504,023 gain in the nine months ended September 30, 1999, primarily due to losses on stocks initially taken public by the Company and which were being held in its investment portfolio.

Expenses for the nine months ended September 30, 2000, decreased 3% to $7,968,173 compared to $8,216,742 for the nine months ended September 30, 1999. The following summarizes the changes in expenses:

                                                                                                           2000 Percentage
                                                               Percentage of Total Expenses               Increase (Decrease)
                                                              Nine Months Ended September 30,                In Expenses

                                                               2000                     1999
                                                           -------------            ---------

Employee Compensation                                             56%                     27%                   101%
Commissions Paid to Other Broker-Dealers                           5                      31                   (84)%
                                                               -----                   -----

        Total Compensation Expense                                61                      58                      2%

General and Administrative Expenses                               37                      33                      6%
Interest Expense                                                   2                       9                    (74)%
                                                               -----                   -----

        Total Expenses                                           100%                    100%                    (3)%
                                                               =====                   =====

    Total Expenses as a Percentage of
        Revenues                                                 164%                    135%
                                                               ======                  ======

Overall expenses decreased 3% in 2000, as compared to 1999. General and administrative expenses increased 6% due to increased office rent on newly leased office space and an increase in the number of offices as compared to 1999 and an increase in professional fees.

In March 1999, the Company entered into an agreement with an individual for delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which has subsequently converted into 119,912 shares of Spectrasite Holdings, Inc.). The agreement included a provision that the individual was to receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock and warrants to purchase 414,062 shares of the Company's common stock at an exercise price of $2.00 per share (estimated fair value of the warrants at date of issue was ($571,406). The $571,406 of compensation to the individual was included in interest expense for the nine months ended September 30, 1999.

For the nine months ended September 30, 2000, the Company reported a net loss of $3,305,244 compared to a loss of $2,119,941 for the nine months ended September 30, 1999. The increase in the loss is attributable to the 21% decline in revenues in 2000 and, only a the 3% decrease in operating expenses in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations was $598,387 for the nine months ended September 30, 2000, compared with cash used in operations of $2,240,316 for the nine months ended September 30, 1999.

To finance the operating losses, the Company sold 53,000 shares of Spectrasite Holdings, Inc.'s common stock for an aggregate value of approximately $1,092,000. The proceeds from the sale of these shares were used to repay a $407,170 loan from a brokerage firm and to finance current operations. The shares of Spectrasite Holdings, Inc. are owned by an individual and were loaned to the Company. The Company must return these shares to the individual; therefore, the Company will be required to purchase 53,000 shares of Spectrasite Holdings, Inc. in the public market. The trading price of these shares has ranged from a high of $28.75 (June 30, 2000) to a low of $11.06 (January 3, 2000) with a trading price of $18.56 on September 30, 2000. The Company also sold 70,000 shares of its common stock for $1.00 per share and 37,500 shares of its Series B Preferred Stock for $2.00 per share.

On June 26,2000, the Company voluntarily notified NASD that it did not meet the minimum net capital requirements of a broker dealer. At that time the Company ceased its brokerage operations, except for executing sale orders for its customers. The management of the Company immediately began to develop and implement a plan to raise sufficient capital to allow the Company to resume its normal business activities and to be in compliance with the NASD net capital requirements. Subsequent to June 26, 2000, the Company exchanged 221,245 shares of its common stock for 332,708 shares of common stock in publicly traded companies with a fair value of approximate $300,000. Subsequent to obtaining the $300,000 in publicly traded common stocks the Company notified the NASD that it was in compliance with the NASD net capital requirements as of August 11, 2000. The Company's management is currently attempting to extend this exchange program to other publicly traded companies to raise additional capital.

In September 2000, the Company authorized the sale of up to $1,250,000 of 10% convertible debentures and the issuance of 1,250,000 common stock purchase warrants, with an exercise price of $1.00 per share. As of September 30, 2000, the Company had received $650,000 of proceeds from the sale of the debentures. The debentures are due 180 days after issuance.

For the nine months ended September 30, 2000, the Company expended $161,002 for the purchase of furniture and equipment.

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

In the three month period ended September 30, 2000, the Company issued common stock as follows:


                                                                                Number of
       Transaction Description                                                Common Shares              Value

           Stock Swaps                                                             221,245           $    300,000
           Acquisition of First Atlanta Securities, L.L.C.                       1,300,000              1,160,335
           Consulting Services                                                      20,000                 15,626
                                                                              ------------           ------------

                                                                                 1,541,245           $  1,475,961
                                                                              ============           ============

ITEM 4: OTHER INFORMATION

None




ITEM 5: EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Number                                   Exhibit Description

             27.1                                   Financial Data Schedule.(*)

             *     Filed herewith.

   (b)       Reports of Form 8-K:

            Form 8-K filed on September 15, 2000, in connection with
                  First Atlanta Securities, L.L.C.acquisition.

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

Institutional Equity Holdings, Inc.

Dated:


       Signature                                                                   Title




   /s/: Robert A. Shuey, III                                                   President and
---------------------------------------------------
Robert A. Shuey, III                                                       Chief Executive Officer



  /s/: Michael E. Vinez
---------------------------------------------------                        Chief Financial Officer
Michael E. Vinez



                                  Exhibit Index



Exhibit No.                                     Description

27.1                                            Financial Data Schedule.(*)


(*)                                             Filed herewith