Form 10KSB40
period 2000-12-31
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2001-04-18
CIK 852447

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27720

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                        (FORMERLY KNOWN AS EUROMED, INC.)
                 (Name of Small Business Issuer in its charter)

                         Nevada                                               88-031770
                  ----------------------                            ---------------------------------
                 (State of incorporation)                           (IRS Employer Identification No.)

                    P. O. Box 31
                 Bulverde, Texas 78163                                           78163
         --------------------------------------                                 --------
         (Address of Principal Executive Office)                                Zip Code

Registrant's telephone number, including Area Code: (210) 481-7804

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    X
                                   ---   --
                                   YES   NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $1,169,992.

The aggregate market value of the voting stock held by non-affiliates of the Company on April 16, 2001, was $569,380.00.

As of April 16, 2001 the Company had 4,166,000 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL.

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

         IEH is a holding company whose assets consist general of the shares of common stock of its two subsidiaries, Institutional Equities Corporation ("Equities") and First Atlanta Securities, LLC ("FAS"). IEH's business has changed dramatically since its last report, largely for the worse. Specifically and as more particularly described below, Equities has ceased conducting business mainly because Equities owes the Internal Revenue Service ("IRS") more than $300,000 for employee with holding taxes and its license with the National Association of Securities Dealers has been revoked for failure to comply with an arbitration award against Equities. In addition, since its last annual report, we acquired all of the outstanding common stock of FAS. However, because of problems caused by a FAS former employee, as more particularly described below, FAS is below its minimum net capital requirements imposed by the NASD and is currently unable to conduct business.

         As previously reported on Form 8-K, our management has changed significantly December 2000. Our current directors and officers were not involved in the day to day management of IEH prior to December, 2000, and are only now determining the extent and nature of the activities of our former management and their effects on our financial well being. As a result, our management expects that as they become more familiar with the claims against us, we may be required to file additional reports, either on Form 8-K or through the amendment of this annual filing. As a result, undue reliance should not be placed on this report when making the decision whether or not to buy or sell our stock.

HISTORY OF IEH.

         The following information is provided by way of background; however, as described herein, our business has recently changed almost completely.

         In November 1995, we began acquiring pharmaceutical companies operating exclusively in Europe. We completed various acquisitions through issuance of our common stock but relating to the pricing of pharmaceuticals in Europe were changed and as a result the operations of the pharmaceutical companies owned by the Company were severely impacted, resulting in significant operating losses and the temporary cessation of our business.

         We had no business activities in the calendar year of 1998, except that on November 6, 1998 our Board of Directors approved and executed an "Agreement and Plan of Reorganization" by and among us, Equities (formerly known as Redstone Acquisition Corp.) and Redstone

Securities, Inc. ("Redstone"), a licensed broker and dealer of securities. Pursuant to this agreement, effective February 16, 1999, Redstone was merged into the newly organized subsidiary, Equity. We issued 600,000 shares of our common stock to the three principals of Redstone, Thomas Laundrie, Gary Prucell, and Richard Belz (collectively referred to as the "Redstone Shareholders") and were obligated to issue additional shares of our common stock upon various events occurring.

         The Redstone Shareholders agreed to terminate their relationship with us in February 2000, subject to certain compensation payments, to forgo the collection of the Company's subordinate notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock.

         Our company is a holding company whose subsidiaries are Equity and FAS. Although not currently operating, FAS is intended to be a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and investment banking activities. We operate in one industry segment, the financial services industry. At December 31, 2000, Equity had no employees and FAS employed 3 brokers registered with the NASD. FAS also employed a support staff of 2 persons in its headquarters in Atlanta, Georgia. The Company's headquarters are located at P. O. Box 31, Bulverde, Texas, 78163 and our telephone number is (210) 481-7804

PRINCIPAL PRODUCTS, SERVICES AND MARKETS

         Virtually all of our business will now be carried on through FAS. FAS is involved in the purchase and sale of most investment securities but is not involved in commodities or futures. Three broad categories of securities activities contribute to revenues of FAS: general securities (or retail), trading and market making (or wholesale) and corporate finance/investment banking. FAS also receives revenues from gains and losses in investment accounts, from the exercise of underwriter warrants received in connection with its corporate finance activities, and from other sources.

         GENERAL SECURITIES. As a securities broker, FAS acts as agent for its customers in the purchase and sale of common and preferred stocks, options and debt securities traded on securities exchanges or in the over-the-counter ("OTC") market. A major portion of its revenues is derived from commissions from customers on these transactions. In the OTC market, transactions with customers in securities not listed on an exchange may be effected as principal, rather than agent, primarily where FAS is a market maker in that security. Customer transactions in securities are effected either on a cash or margin basis.

         Pursuant to an agreement between FAS and Pershing Division ("Pershing") of Donaldson, Lufkin & Jenrette Securities Corporation, Pershing carries all of FAS's customer securities accounts and performs the following services: (1) preparation and mailing of monthly statements to FAS customers; (2) settlement of contracts and transactions in securities between FAS and other broker-dealers and between FAS and its customers; (3) custody and safe-keeping of securities and cash, the handling of margin accounts, dividends, exchanges, rights offerings and tender offers; and (4) the execution of customer orders placed on an exchange. FAS determines the amount of commission to be charged to its customers on agency transactions and the price of securities purchased or sold in principal transactions. Pershing receives compensation based on the size of the transaction, subject to certain minimum and maximum amounts. The agreements between FAS and Pershing may be canceled by either party upon 60 days written notice, which period may be reduced in certain events. In the event of a liability arising from a bad debt from a customer, FAS is required to indemnify Pershing against any loss. This potential liability is uninsured.

         TRADING AND MARKET MAKING. In addition to executing trades as an agent, FAS regularly acts as a principal in executing trades. The level of positions carried in FAS's trading and investment accounts fluctuates significantly. The size of the securities positions at any date may not be representative of FAS's exposure on any other date, because the security positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, underwriting commitments, customer demands and trading volume. The aggregate value of inventories that FAS may carry is limited by certain requirements under the SEC's net capital rules.

         FAS's market making activities are conducted both with other dealers in the "wholesale market" and with FAS's customers. Transactions with customers are effected as principal at a net price equal to the current inter-dealer price plus or minus the approximate equivalent of a brokerage commission. Securities are purchased primarily to provide an inventory for customers who wish to buy, and short sales are likewise made primarily to serve customers. FAS's transactions as principal expose FAS to risk because securities positions are subject to fluctuations in market value and liquidity. Profits or losses on trading and investment positions depend upon the skills of the employees in FAS's trading department and employees responsible for taking investment positions.

         REGULATION. FAS is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934; FAS is also registered as a broker-dealer under laws of 35 states. FAS is a member of the NASD.

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

         NET CAPITAL REQUIREMENTS. Equity and FAS are required to maintain minimum "net capital" under the SEC's net capital rules. As of April, 2001, and as a result of FAS being required to replace funds taken from a customers account as described in "Legal Proceedings" below, FAS was beneath its net capital requirements and unable to presently conduct business. Equity is also under its net capital requirements and cannot conduct business. Although we hope to fix FAS's net capital problems in the near future, we do not anticipate doing so for Equity, making our investment in Equity worthless.

         COMPETITION. All aspects of FAS's business are highly competitive. In its general brokerage activities, FAS competes directly with numerous other broker-dealers, many of which are large well known firms with substantially greater financial and personnel resources than FAS. Many of FAS's competitors employ extensive advertising and actively solicit potential clients in order to increase business. In addition, brokerage firms compete by furnishing investment research publications to existing clients, the quality and breadth of which are considered important in the development of new business and the retention of existing clients. FAS also competes with a number of smaller regional brokerage firms.

         Some commercial banks and thrift institutions offer securities brokerage services. Many commercial banks offer a variety of investment banking services. Competition among financial services firms also exists for investment representatives and other personnel.

         The securities industry has become considerably more concentrated and more competitive over the last decade, as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. This trend has been particularly pronounced among firms similar in size and business mix to FAS. In addition, companies not engaged primarily in the securities business, but with substantial financial resources, have acquired leading securities firms. These developments have increased competition from firms with greater capital resources than those of the Company. Various legislative and regulatory developments have tended to increase competition within the industry or reduced profits for the industry. In particular, various recent developments have tended to increase competition from commercial banks.

         In its investment banking activities, FAS competes with other brokerage firms, venture capital firms, banks and all other sources of capital for small, growing companies. Large national and regional investment banking firms occasionally manage offerings of a size that is competitive with FAS, typically for fees and compensation less than that charged by FAS. When the market for initial public offerings is active, many small regional firms that do not typically engage in investment banking activities also begin to compete with FAS.

         EMPLOYEES. At December 31, 2000, FAS had 5 employees, of whom 2 were support staff and 3 were involved in brokerage activities and compensated on a commission and/or salary basis.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our assets consist primarily of our ownership of the stock of Equity and FAS, together with nominal amounts of current assets, furniture and equipment.

TEM 3. LEGAL PROCEEDINGS.

INSTITUTIONAL EQUITY CORPORATION

         INTERNAL REVENUE SERVICE. Our new management has determined that employee taxes withheld for the fourth quarter of 1999 were not properly remitted to the IRS with the result that Equity owes the IRS at least $380,000.00. We expect to use any unencumbered assets of Equity to pay as much of this IRS indebtedness as possible but we believe the net assets of Equity will be less than the amount owed to the IRS. Additionally, because Equity has ceased operations, we have no plan by which the remaining indebtedness to the IRS will be liquidated. Some of our former officers may have personal liability for the payment of these taxes, but there can be no assurance that the IRS will not pursue its remedies against Equity or our company.

         MICHAELIS DEVELOPMENT. An NASD arbitration proceeding, being Case No. 99-03104, styled Michaelis Development, LLP, et al versus Redstone Securities, Inc., et al resulted in an award against Equity in the amount of $141, 720.00 for damages and $7,037.50 in administrative costs. A settlement agreement was entered into between Equity and the claimants, but Equity failed to comply with the settlement agreement. As a result, Equity and the other respondents in the arbitration proceeding remain obligated to pay the above described amounts. In addition, because of the failure of Equity to comply with the settlement agreement and the arbitration award, the NASD has revoked Equity's license to conduct business as a member of the NASD. Since this revocation of its license, Equity has not conducted any further business, and we do not have any plans to conduct business through Equity in the future.

         TRUCKLOAD. By letter dated March 1, 2001, Equity and FAS received notice that Truckload USA, Inc. ("Truckload"), asserted various claims against Equity, Robert Schuey, and Michael Mosley arising from the retention of Equity to serve as a private placement agent in a proposed private offering of Truckload securities. Truckload's attorneys have alleged the loss of a $15,000.00 deposit; legal expenses in connection with the offering; printing expenses of $17,000.00 for the private placement memorandum; and damages caused by the delay in Truckload's efforts to raise money due to its reliance upon Equity. Because Equity has stopped conducting business, Equity has not formally responded to the claim made by Truckload. Our current management is not familiar enough with the facts of this transaction to be able to presently determine the manner in which Equity or our company will respond to these allegations.

         GENERAL. Prior to December, 2000, Equity was actively involved in the securities industry, but our current management did not participate on a day-to-day basis in the business affairs of Equity. As a result, our current management is not aware of all of the claims that may be made against Equity by former customers, investors, or vendors. Equity has received numerous telephone calls and letters from various vendors threatening lawsuits in the event they are not paid. To the best of our knowledge, no other entity has filed suit against Equity, but we believe many of such lawsuits are possible. In addition, we are not currently able to determine the maximum amount of exposure to which Equity may be subjected but we suspect that this amount is large. As stated previously, because Equity does not have enough assets to pay the IRS, let alone take care of other creditors, our investment in Equity is now worthless and may even cause additional exposure to our company.

FIRST ATLANTA

         TRUCKLOAD DISPUTE. The letter dated March 1, 2001, from Truckload, more particularly described above, is also directed to First Atlanta Security Corporation. Your attention is directed to the discussion above concerning the particulars of Truckload's demand. Although our management is not aware of any contractual relationship between FAS and Truckload, Truckload still has made demand upon FAS for the amounts due by Equity.

         KELLER/STEINKIRCHNER DISPUTE. FAS has been notified by counsel for John Keller and Jim Steinkirchner, two former employees of FAS, that Messrs. Keller and Steinkirchner are alleging various amounts are due to them from FAS. However, FAS alleges that Messrs. Keller and Steinkirchner left FAS in such a manner as to cause damages to FAS. This dispute is still pending, but no lawsuits have been filed either by or against FAS. Due to the uncertain nature of the allegations made by both parties, we are unable to presently determine the amounts that might be paid to FAS or the amounts FAS made be required to pay to Messrs. Keller and Steinkirchner, although Mr. Keller has alleged damages in excess of $600,000.00.

         MIKE PRICE. FAS determined in April, 2001, that Mike Price, an employee of FAS, had purchased shares of stock of a company using funds out of another customer's account, to which account Mr. Price did not have authorization. Upon discovering Mr. Price's actions, FAS immediately terminated Mr. Price's employment, notified the customers whose funds had been used and the NASD of Mr. Price's actions. FAS has also attempted to freeze the seller's accounts into which the proceeds from this transaction were deposited. Because FAS was required to restore funds to the customer's account, FAS is currently under its minimum net capital requirements and has temporarily ceased doing business. FAS's Management is aggressively pursuing its remedies and expects to take such steps as are necessary to recover all sums paid out by FAS as a result of Mr. Price's actions. However, until this minimum net capitalization requirement is rectified, FAS is unable to conduct business or generate revenue in any manner.

         GENERAL. FAS has received notices, either via telephone or in writing, of disputes from former employees alleging amounts due by FAS to such employees. Because of the uncertain nature of these claims, FAS is unable to assign a financial number to the amount of losses it may suffer to former clients, employees, or vendors but such amount may be significant.

INSTITUTIONAL EQUITY HOLDINGS, INC.

         OFFICE LEASE. Holdings entered into an office lease for our former office in Premier Place in Dallas, Texas. As a result of the cessation of business by Equity, at that time representing 100% of the source of revenue for our company, we stopped making payments on the lease. The landlord of our lease locked us out of the space and have refused to allow us to access the space. Our management is currently actively attempting to locate a subtenant to place into the space so that our liability associated with the lease will terminated or at least be mitigated. However, we have not as yet been able to locate a tenant and there can be no assurance that we will be able to locate a tenant that is acceptable to our landlord. Because of these problems with our landlord, we have moved our corporate offices to Bulverde, Texas.

         REITSMA AND WERTHEIM EN PARTNERS, B.V. On February 9, 2000, a judgment was obtained by Reitsma and Wertheim En Partners, B.V. ("Reitsma") against our company in the amount of

NLG 144,067.80, plus costs in the amount of NLG 4,856.95. We have been notified that Reitsma is attempting to enforce this foreign judgment and has instituted a lawsuit in the district court of Dallas County, Texas, seeking enforcement of this foreign judgment. We intend to vigorously defend against this collection effort. However, because a judgment was apparently rendered against our company in Amsterdam, we are not able to presently determine our likelihood of success in defending against this action.

         JACKSON WALKER. Jackson Walker, LLP, has filed a lawsuit against our company in Dallas, Texas, alleging that we owe $61,099.22 to Jackson Walker for legal services rendered. Because the work conducted by Jackson Walker, if any, was work conducted prior to our current management's involvement with the day-to-day operations of our company, we are presently unable to determine the likelihood of success in defending against the Jackson Walker lawsuit. The maximum amount to which Jackson Walker could be entitled would be the entire $61,099.22 amount, together with interest, court costs, and attorneys fees.

         DEBENTURE HOLDERS. We have been notified by counsel to holders of various debentures issued by our company that such holders believe that we are in default with respect to obligations under the debentures and that we should pay such holders $600,000.00 in principal plus $60,000.00 in accrued interest. Our management is evaluating the terms and conditions of the debentures and are currently evaluating the options available to the company. Because this dispute has only recently been made against our company, we are currently unable to determine the total amount of damages to which we made be exposed by virtue of this claim.

         GENERAL. Because Holdings primary assets are its stock ownership in Equity and FAS and because both FAS and Equity are no longer currently conducting business, we have no current ability to generate revenue to pay any of our creditors. Although we are evaluating strategies by which FAS may return to business, there is no assurance that we will ever be able to generate revenue sufficient to pay all of our vendors, creditors, employees, or investors. As a result, our ability to continue as a going concern is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

TEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades in the over-the-counter market. The Company's stock has not been actively traded. The Company's stock is quoted on the NASDAQ SmallCap Market under the symbol "IEQC" ("EMED" until the Company's name change in April 2000). Before this time, March 19, 1996 to December 30, 1996, the stock was traded on the NASDAQ National market under the symbol "EMED."


Quarter                                           Low Bid               High Bid
1st Quarter                                       $ 0.75                $ 5.125
2nd Quarter                                       $ 0.625               $ 2.75
3rd Quarter                                       $ 0.75                $ 1.75
4th Quarter                                       $ 0.08                $ 0.75

         The above information was obtained from the NASD. Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         On May 8, 2000, the Company had 48 stockholders of record of its common stock and 4,166,000 shares outstanding.

COMMON STOCK

         The Company is authorized to issue 20,000,000 shares of common stock (the "Common Stock"). Holders of Common Stock are entitled to cast one vote for each share held of record of all matters presented to shareholders. Cumulative voting is not allowed, which allows the holders of a majority of the outstanding Common Stock to elect all directors.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available for the payment of dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Company has never declared a dividend and it is not anticipated that dividends will be paid in the foreseeable future.

         Holders of Common Stock do not have preemptive rights to subscribe to additional shares issued by the Company. All of the outstanding shares of Common Stock are fully paid and non- assessable.

PREFERRED STOCK

         The Company is authorized to issue up to 5,000,000 shares of preferred stock. The Company's Articles of Incorporation provide that the Board of Directors has the authority to issue the Preferred Stock from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, qualifications, limitations, or restrictions thereof as they determine, within the limitations provided by Nevada statute.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion has been derived from the audited consolidated financial statements of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

DISCONTINUED OPERATIONS

Institutional Equity Corporation, a full service broker house and wholly-owned subsidiary of the Company ceased operations during December 2000 due to continued operating losses. As a result of the cessation of its operations, Equity's result of operations for the two years ended December 31, 2000 have been shown as discontinued operations.

RESULT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues for the year ended December 31, 2000, increased $1,121,197 over the year ended December 31, 1999. The increase in revenue is attributable to the acquisition of First Atlanta Securities, LLC ("FAS") effective August 18, 2000.

         Expenses for the year ended December 31, 2000 decreased 10.5% to $2,290,482 as compared to $2,560,442 for the year ended December 31, 1999. This decrease is primarily attributable to a decrease in interest expense due to a one time interest charge in 1999 of $571,406 on the Restricted Investment Loan. This decrease was partially off set by expenses of FAS.

         Equity has had its license with the NASD revoked and is no longer legally entitled to conduct business with no plan in place to remedy this situation. FAS is currently under its net capital requirements and is not allowed to conduct any business until this problem is rectified. Although we are currently pursuing steps that would provide sufficient capital to allow FAS to resume operations, there can be no assurance such plans will be effective. As a result, and unless FAS's net capital problems are fixed, our ability to continue as a going concern is in jeopardy.

ITEM 7. FINANCIAL STATEMENTS

         See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Elbert G. Tindell, Chairman of the Board of Directors and Chief Executive Officer, has served as Chairman of the Board of the Company since October 15, 1997. Mr. Tindell is involved in the management and direction of public and private Companies in the United States, Asia Pacific, and Europe, specializing in the re-engineering of corporate environments through implementing capital restructuring and planning strategies. Prior to graduating from the University of North Texas, Mr. Tindell served in the United States Marine Corps from January 1967 to December 1970.

         William J. Rapaglia, President, Secretary and Director, has been a director of Institutional Equity Holdings, Inc. since June of 1999. Mr. Rapaglia has over 20 years experience in real estate acquisitions, construction and development. His experience has ranged from construction management, financing, syndication's, marketing, and promotion of projects. Mr. Rapaglia is chairman and CEO of a private management company where their focus is on corporate finance, corporate financial planning, private placements, marketing and promotion of public and private companies. Mr. Rapaglia served in the United States Marine Corps from 1965 to 1969 and attended Arizona State University and the University of Tubingen in West Germany.

         Directors are elected at each annual general meeting and serve until their successors have been elected. Officers are appointed by the board of directors and serve at the pleasure of the board.

ITEM 10. EXECUTIVE COMPENSATION

         The following table on discloses all compensation received by the Company's Executive Officers during the three years ending December 31, 2000.


                                                                Bonus and           Other
Name/Title                       Year            Salary         Commissions     Compensation
-----------------------       ----------       ----------       -----------     ------------

Elbert Eugene Tindell,              2000       $    9,000                       $   24,000
CEO & Chairman

Bill Rapaglia,                      2000       $    6,000                       $   24,000
President & Secretary

Robert A. Shuey,                    2000       $   62,500       $  248,000
President &                         1999                0       $  318,500      $   36,548
Chief Executive Officer             1998       $   46,350                0               0

Anthony F. Vaccaro,                 2000       $   50,699
Director & Secretary                1999       $   74,359       $   40,000       $    5,218
                                    1998                0                0                0

Joseph C. Crouch,                   2000       $   69,500
Vice President                      1999       $  109,077                0       $    5,302
                                    1998                0                0                0

Michael Vinez,                      2000       $   70,500                0                0
Chief Financial Officer

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock as of April 16, 2001. Unless otherwise indicated all shares are owned of record.

Name of Beneficial Owner                                Amount and Nature of Beneficial Ownership
------------------------                                -----------------------------------------

Tindell Family Limited Partnership                      525,000
P. O. Box 31
Bulverde, Texas 75163

Cecil Jones                                              50,000
P. O. Box 31
Bulverde, Texas 75163

French Jones                                             50,000
P. O. Box 31
Bulverde, Texas 75163

Mary Janek                                               25,000
P. O. Box 31
Bulverde, Texas 75163

Cristobal Family Limited Partnership                    300,000
2150 N. 107th Street
Suite 150
Seattle, Washington 98135

Gloria V. Ruiz                                          300,000
Apartado 12033
08080 Barcelona Spain

Don J. Gunther                                          254,000
P. O. Box 31
Bulverde, Texas 75163

Xcel Capital, LLC                                       405,546
2520 Hum Hollow Road
Monroe, Georgia 30655

First Atlanta Financial Group, LLC                      795,530
2520 Hum Hollow Road
Monroe, Georgia 30655

         There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We filed a report on Form 8-K on or about February 16, 2001, to which filing reference is made for all purposes.

SIGNATURES


         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April, 2001.


         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                            Title                                Date
---------                                            -----                                ----

/s/ Elbert Eugene Tindell
-------------------------------
Elbert Eugene Tindell                                Director                           April 17, 2001


/s/ Bill Rapaglia
-------------------------------
Bill Rapaglia                                        Director                           April 17, 2001

ITEM 7: FINANCIAL STATEMENTS

   (a) Financial Statements

        Report of Independent Certified Public Accountants                                                       F-2

        Consolidated Balance Sheets as of December 31, 1999 and 2000                                             F-3

        Consolidated Statements of Operations for the years ended December 31, 1999 and 2000                     F-5

        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
           December 31, 1999 and 2000                                                                            F-6

        Consolidated Statements of Cash Flows for the years ended
         December 31, 1999 and 2000                                                                              F-7

        Notes to the Consolidated Financial Statements                                                           F-9

                  [KILLMAN, MURRELL & COMPANY, P.C. LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Institutional Equity Holdings, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Institutional Equity Holdings, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Institutional Equity Holdings, Inc. as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting standards generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KILLMAN, MURRELL & COMPANY, P.C.

Dallas, Texas
April 6, 2001

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                     ASSETS

                                                                      1999             2000
                                                                   ----------       ----------

Current Assets
   Cash                                                            $   91,819       $  113,158
   Receivables
     Commissions                                                           --           22,208
     Good Faith Deposits                                                   --          100,000
     Other                                                                 --           61,333
   Prepaid Expenses                                                   100,000           10,417
                                                                   ----------       ----------

              Total Current Assets                                    191,819          307,116
                                                                   ----------       ----------


Furniture and Equipment, net of accumulated depreciation of
   $8,895 and $23,820, respectively                                   169,496          190,535
Restricted Investment, at market - Note 2                           1,304,043               --
Goodwill, net of accumulated amortization of $19,339 in 2000               --        1,140,996
Other Assets                                                               --           25,800
Net Assets of Discontinued Operations - Note 1                        935,248               --
                                                                   ----------       ----------

              Total Assets                                         $2,600,606       $1,664,447
                                                                   ==========       ==========











                          The accompanying notes are an
            integral part of these consolidated financial statements.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                         1999                2000
                                                                                     ------------        ------------

Current Liabilities
   Cash Overdraft                                                                    $         --        $      4,737
   10% Convertible Debentures - Note 9                                                         --             650,000
   Loan Payable - Note 8                                                                  407,170                  --
   Due to Broker                                                                               --             100,000
   Accounts Payable and Accrued Liabilities - Note 11                                     295,141             948,180
                                                                                     ------------        ------------

              Total Current Liabilities                                                   702,311           1,702,917

Restricted Investment Loan - Note 2                                                     1,304,043           1,190,672
Due to Related Party                                                                      245,000             370,000
Net Liabilities of Discontinued Operations - Note 1                                            --             582,225
                                                                                     ------------        ------------

              Total Liabilities                                                         2,251,354           3,845,814
                                                                                     ------------        ------------

Commitments and Contingencies - Note 5,7 and 17

Stockholders' Equity (Deficit) - Notes 10 and 12 Undesignated Preferred Stock,
   par value $.01 per share;
      3,190,000 shares authorized, none outstanding                                            --                  --
   10% Designated Series A Preferred Stock, par value $.01 per share;
      1,060,000 shares authorized, issued and outstanding                                  10,600              10,600
   10% Designated Series B Preferred Stock, par value $.01 per share;
      750,000 shares authorized; 37,500 and 75,000 shares issued and
      outstanding, respectively                                                               375                 750
   Common Stock, par value $.01 per share; 20,000,000 shares
      authorized; 2,312,000 and 3,904,143 shares issued and
      outstanding, respectively                                                            23,120              39,041
   Additional Paid-in Capital                                                           3,778,234           5,229,861
   Retained (Deficit)                                                                  (3,330,827)         (7,329,369)
                                                                                     ------------        ------------

                                                                                          481,502          (2,049,117)
       Less 23,000 Treasury Shares, at cost                                              (132,250)           (132,250)
                                                                                     ------------        ------------

              Total Shareholders' Equity (Deficit)                                        349,252          (2,181,367)
                                                                                     ------------        ------------
              Total Liabilities and Shareholders' Equity (Deficit)                   $  2,600,606        $  1,664,447
                                                                                     ============        ============

                          The accompanying notes are an
            integral part of these consolidated financial statements.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                          1999               2000
                                                                      -----------        -----------

Revenues:
   Commission                                                         $        --        $   252,342
   Gain (Loss) on Firm Securities Accounts                                     --            861,110
   Underwriting and Syndicate Income                                           --             56,119
   Other Income                                                            41,411                421
   Interest Income                                                          7,384                 --
                                                                      -----------        -----------

              Total Revenue                                                48,795          1,169,992
                                                                      -----------        -----------

Expenses:
   Employee Compensation                                                1,032,250          1,297,665
   Commissions Paid to Other Broker-Dealers                                    --             54,028
   Underwriting and Syndicate Expenses                                        600             60,529
   General and Administrative Expenses                                    413,260            503,046
   Rents, Telephone and Quotation Expenses                                447,566            172,147
   Interest Expense                                                       666,766            203,067
                                                                      -----------        -----------

              Total Expenses                                            2,560,442          2,290,482
                                                                      -----------        -----------

(Loss) Before Federal Income Tax, Preferred Stock Dividends and
   Discontinued Operations                                             (2,511,647)        (1,120,490)

Federal Income Tax Expense                                                     --                 --
Preferred Stock Dividends                                                 (87,944)          (227,070)
                                                                      -----------        -----------

Net (Loss) Before Discontinued Operations                              (2,599,591)        (1,347,560)
Discontinued Operations - Note 1
   Operating (loss) from Discounted Operations                           (731,236)        (2,650,982)
                                                                      -----------        -----------

              Net (Loss)                                              $(3,330,827)       $(3,998,542)
                                                                      ===========        ===========

Weighted Average Number of Common Shares Outstanding                    2,028,000          2,915,000
                                                                      ===========        ===========

Net (Loss) Per Common Share:
   Continuing Operations                                              $     (1.28)       $      (.46)
   Loss from Discontinued Operations -                                       (.36)              (.91)
                                                                      -----------        -----------

                                                                      $     (1.64)       $     (1.37)
                                                                      ===========        ===========


                          The accompanying notes are an
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                          Preferred Stock                Preferred Stock
                                             Series A                        Series B                   Common Stock
                                    ---------------------------     --------------------------    --------------------------
                                     Number of                       Number of                     Number of
                                       Shares        Par Value         Shares       Par Value        Shares       Par Value
                                    -----------     -----------     -----------    -----------    -----------    -----------

Balance as of December 31, 1998,
 as restated                                 --     $        --              --    $        --      1,965,000    $    19,650

 Sale of Series A Preferred
   Stock, net of $216,000
   issuance expenses                  1,060,000          10,600              --             --             --             --

 Sale of Series B Preferred
   Stock, net of $37,500
   of issuance expenses                      --              --          37,500            375             --             --

 Sale of Common Stock                        --              --              --             --        347,000          3,470

 Value of Warrants and Options
   assigned to Brokers                       --              --              --             --             --             --

 Value of Warrants Issued to
   Debtholder                                --              --              --             --             --             --

 Officers' Subordinated
   Debt Contribution, net of
   trading security assumed                  --              --              --             --             --             --

 Accrued Compensation
   contributed to capital                    --              --              --             --             --             --

 Net (loss) 1999                             --              --              --             --             --             --
                                    -----------     -----------     -----------    -----------    -----------    -----------

Balance as of December 31, 1999       1,060,000          10,600          37,500            375      2,312,000         23,120

 Sale of Series B Preferred
   Stock, net of $37,500 of
   issuance expenses                         --              --          37,500            375             --             --

 Sale of Common Stock                        --              --              --             --         70,000            700

 Shares of Common Stock issued
   in connection with stock
   swaps - Note 13                           --              --              --             --         57,143            571

 Shares of Common Stock issued
   in connection with
   acquisition of FAS stock                  --              --              --             --      1,300,000         13,000

Conversion of Note Payable
   to common stock                           --              --              --             --        145,000          1,450

 Shares of Common Stock issued
   in connection with
   consulting agreement                      --              --              --             --         20,000            200

 Accrued Compensation
   contributed to capital                    --              --              --             --             --             --

 Net (loss) 2000
                                    -----------     -----------     -----------    -----------    -----------    -----------

Balance as of December 31, 2000       1,060,000     $    10,600          70,000    $       750      3,904,143    $    39,041
                                    ===========     ===========     ===========    ===========    ===========    ===========




                                     Additional                     Treasury          Total
                                      Paid-in        Retained         Share        Shareholders'
                                      Capital       (Deficit)       Purchase     Equity (Deficit)
                                    -----------    -----------     -----------   ----------------

Balance as of December 31, 1998,
 as restated                        $   470,052    $        --     $  (132,250)    $   357,452

 Sale of Series A Preferred
   Stock, net of $216,000
   issuance expenses                  1,893,400             --              --       1,904,000

 Sale of Series B Preferred
   Stock, net of $37,500
   of issuance expenses                  37,125             --              --          37,500

 Sale of Common Stock                   343,530             --              --         347,000

 Value of Warrants and Options
   assigned to Brokers                   56,220             --              --          56,220

 Value of Warrants Issued to
   Debtholder                           571,406             --              --         571,406

 Officers' Subordinated
   Debt Contribution, net of
   trading security assumed             125,000             --              --         125,000

 Accrued Compensation
   contributed to capital               281,501             --              --         281,501

 Net (loss) 1999                             --     (3,330,827)             --      (3,330,827)
                                    -----------    -----------     -----------     -----------

Balance as of December 31, 1999       3,778,234     (3,330,827)       (132,250)        349,252

 Sale of Series B Preferred
   Stock, net of $37,500 of
   issuance expenses                     74,625             --              --          75,000

 Sale of Common Stock                    69,300             --              --          70,000

 Shares of Common Stock issued
   in connection with stock
   swaps - Note 13                       99,429             --              --         100,000

 Shares of Common Stock issued
   in connection with
   acquisition of FAS stock           1,002,690             --              --       1,015,690

Conversion of Note Payable
   to common stock                      115,907             --              --         117,357

 Shares of Common Stock issued
   in connection with
   consulting agreement                  15,426             --              --          15,626

 Accrued Compensation
   contributed to capital                74,250             --              --          74,250

 Net (loss) 2000                                    (3,998,542)                     (3,998,542)
                                    -----------    -----------     -----------     -----------

Balance as of December 31, 2000     $ 5,229,861    $(7,329,369)    $  (132,250)    $(2,181,367)
                                    ===========    ===========     ===========     ===========






                          The accompanying notes are an
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                              1999               2000
                                                                           -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                              $(3,330,827)       $(3,940,501)
   Adjustments to Reconcile Net (Loss) to Cash Flow
     From Operations:
       Depreciation and Amortization                                             8,895             52,572
       Capital Contributed by Shareholder/Employee/Officer                     281,501             74,250
       Expense Paid by Stock Issuance                                          627,626             15,626
       Change in Restricted Investment Loan                                         --           (113,371)
       Loss on Sale of Asset                                                        --              8,456
    Changes in Current Assets and Liabilities
       Receivables                                                              39,753           (183,541)
       Prepaid Expenses                                                       (100,000)            89,583
       Other Assets                                                                 --            (25,800)
       Cash Overdraft                                                               --              4,737
       Due to Brokers                                                               --            100,000
       Accounts Payable and Accrued Liabilities                                260,765            567,710
                                                                           -----------        -----------
              Net Cash (Used In) Continuing
               Operating Activities                                         (2,212,287)        (3,350,279)
                                                                           -----------        -----------

              Net Cash (Used In) Provided By Discontinued Operations          (576,303)         2,921,516
                                                                           -----------        -----------

              Net Cash (Used In) Operating Activities                       (2,788,590)          (428,763)
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Furniture and Equipment                                        (178,391)          (135,828)
   Proceeds from Sale of Assets                                                     --             73,100
                                                                           -----------        -----------
           Net Cash (Used In) Investing Activities                            (178,391)           (62,728)
                                                                           -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from Borrowings                                                    407,170                 --
   Payments on Borrowings                                                           --           (407,170)
   Borrowings from Related Party                                               245,000            125,000
   Sale of Stock                                                             2,288,500            145,000
   Issuance of 10% Convertible Debentures                                           --            650,000
                                                                           -----------        -----------
           Net Cash Provided By Financing Activities                         2,940,670            512,830
                                                                           -----------        -----------

Net (Decrease) Increase in Cash and Cash Equivalents                           (26,311)            21,339

Cash and Cash Equivalents at the Beginning of the Year                         118,130             91,819
                                                                           -----------        -----------
Cash and Cash Equivalents at the End of the Year                           $    91,819        $   113,158
                                                                           ===========        ===========

                                   (Continued)
                         The accompanying notes are and
            integral part of these consolidated financial statements

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                1999               2000
                                                             -----------        -----------

Cash Paid During the Year:
     Interest                                                $    67,311        $    74,892
                                                             ===========        ===========
     Income Taxes                                            $        --        $        --
                                                             ===========        ===========

Supplemental Schedule Of Noncash
   Investing And Financing Activities:
   Acquisition of Discontinued Operations
     Net Liabilities Assumed                                 $   284,555        $        --
     Common Stock                                                  5,000                 --
     Additional Paid-In Capital                                 (289,555)                --
     (Increase) Decrease in Restricted Investments            (1,304,043)         1,304,043
     Increase in Restricted Loans                              1,304,043
     Increase in Net Assets of Discontinued Operations                --         (1,304,043)
     Acquisition of FAS
         Goodwill                                                     --         (1,160,335)
         Liabilities                                                  --            144,645
         Common Stock                                                 --             13,000
         Additional Paid-In Capital                                   --          1,002,690
     Conversion of Subordinated Debt to Common Stock
         Debt                                                         --           (117,357)
         Common Stock                                                 --              1,450
         Additional Paid-In Capital                                   --            115,907
     Increase in Net Assets of Discontinued Operations                --           (100,000)
         Common Stock                                                 --                571
         Additional Paid-In Capital                                   --             99,429
     Increase in Net Assets of Discontinued Operations          (125,000)                --
     Additional Paid-in-Capital                                  125,000                 --
                                                             -----------        -----------
                                                             $        --        $        --
                                                             ===========        ===========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, and on October 20, 1995 changed its name to EuroMed, Inc. On April 23, 1999, EuroMed, Inc. changed its name to Institutional Equity Holdings, Inc. (the "Company" or "IEH").

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

Effective February 16, 1999, Redstone was merged into the newly organized subsidiary IEC. The Company issued 600,000 shares of its Common Stock to the three principals of Redstone, Thomas Laundrie, Gary Prucell, and Richard Belz (collectively referred to as the "Redstone Shareholders") and was obligated to issue an additional 500,000 shares (the "Restricted Shares") upon the market price of the Company's Common Stock reaching certain price levels or IEC reporting certain levels of net income. Notwithstanding the price levels of the Common Stock or net income performance levels, the Restricted Shares were to fully vest on February 16, 2002. Redstone has been a registered broker dealer since 1988.

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

               Number of                                Redemption
                Shares                                    Period
               ---------                       ------------------------------

               100,000                         Calendar year 2000
               100,000                         Calendar year 2001
               300,000                         On or before February 16, 2002

The termination of the relationship with the Redstone Shareholders is reflected in the consolidated financial statement for the year ended December 31, 1999.







                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business (Continued)

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

First Atlanta -
      Liabilities Assumed                      $   284,807
      Assets Purchased                            (175,449)
                                               -----------

      Net Liabilities Assumed                      109,358

IEH's Acquisition Costs                             35,287

1,300,000 Shares of IEH's $.01 Par Value
  Common Stock at $.7813 Per Share               1,015,690
                                               -----------

Goodwill Recognized                            $ 1,160,335
                                               ===========

The goodwill will be amortized over a twenty (20) year period.

A summary of operations for FAS for the nine months ended December 31, 2000 is as follows:

                               April 1, 2000 Thru      August 19, 2000 Thru      Nine Months Ended
                                August 18, 2000         December 31, 2000        December 31, 2000
                               ------------------      --------------------      -----------------
                                  (Unaudited)                                       (Unaudited)

Revenues                       $         485,904        $         260,920        $         746,824

Expenses                                 617,047                  433,840                1,050,887
                               -----------------        -----------------        -----------------

Loss Before Income Taxes       $        (131,143)       $        (172,920)       $        (304,063)
                               =================        =================        =================

During 2000, IEC sustained significant operating losses and IEH was unable to continue to fund IEC's losses and as a result IEC ceased operations during December of 2000 and all brokers and employees of IEC were terminated. As a result of the cessation of operations, the net assets at December 31, 1999 and net liabilities at December 31, 2000 of IEC have been shown in the accompanying financial statement as assets and liabilities of discontinued operations.



                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business (Continued)

A summary of assets and liabilities of the discontinued operations as of December 31, 1999 and 2000 is as follows:

                                                                                      1999                2000
                                                                                  ------------        ------------

   Cash                                                                           $    192,436        $        687
   Short-Term Investments                                                              548,736             359,363
   Accounts Receivable                                                                 723,385             106,267
   Deposits And Prepaids                                                               201,413                  --
   Fixed Assets                                                                        212,913                  --
   Other Assets                                                                        259,185               1,618
                                                                                  ------------        ------------

              Total Assets                                                           2,138,068             467,935
                                                                                  ------------        ------------

   Accounts Payable                                                                     39,401             184,257
   Accrued Liabilities                                                                 771,791             865,903
   Securities Sold Not Yet Purchased                                                    25,034                  --
   Due To Broker                                                                        96,594                  --
   Subordinated Debt                                                                   150,000                  --
   Note Payable                                                                        120,000                  --
                                                                                  ------------        ------------

              Total Liabilities                                                      1,202,820           1,050,160
                                                                                  ------------        ------------

   Net Assets (Liabilities) of Discontinued Operations                            $    935,248        $   (582,225)
                                                                                  ============        ============

A summary of revenues and expenses of discontinued operations for the years ended December 31, 1999 and 2000 is as follows:

                                                                                      1999                2000
                                                                                  ------------        ------------

   Revenues                                                                       $  9,661,030        $  4,204,160
   Expenses                                                                         10,392,266           6,855,142
                                                                                  ------------        ------------
   Loss form Discontinued Operations                                              $   (731,236)       $ (2,650,982)
                                                                                  ============        ============

As of December 31, 2000, IEH is a holding company with one operating subsidiary, FAS, a full service brokerage firm engaged in the purchase and sale of securities from and to the public and for its own account and investment banking activities. The Company operates in one industry segment, the financial services industry.



                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The accompanying financial statements include the accounts of IEH, IEC (whose operations are reported as discontinued) and FAS since August 18, 2000. FAS is a registered broker-dealer in securities under the Securities and Exchange Act of 1934, as amended. FAS renders broker-dealer services in securities on both an agency and principal basis to its customers who are fully introduced to Pershing Division of Donaldson, Lufkin & Jennette Securities Corporation. FAS conducts business throughout the United States. FAS is exempt from the reserve requirements under SEC Rule 15c8-3(k) (2) (ii), since it does not handle or carry customer securities and cash. The Company operates in one industry segment, the financial services industry. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Furniture and Equipment

Depreciation of furniture and equipment is computed generally by the straight-line method over their estimated useful lives five (5) to ten (10) years. Leasehold improvements are amortized over the lives of their of leases of five (5) years.

Accounting for Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of". The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000, The Company believes that there has been no impairment of its long-lived assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


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

The Company has recognized significant losses from its disposal of subsidiaries and general corporate expenses incurred in the United States. Realization of any portion of the deferred tax asset resulting from the net operating loss carryforward is not considered more likely than not. No deferred tax asset or valuation allowance has been estimated due to the change in ownership, which severely restricts the use of the net operating loss carryforward. At December 31, 2000, the Company has approximately $13,000,000 of net operating loss carryforwards for federal income tax purposes, which will begin to expire in 2011.

Pension and Other Post-Retirement and Post-Employment Plans

In 2000, the Company adopted a deferred contribution profit sharing plan (401(k)
Plan). This plan allows both the Company and the employees to contribute to the plan. The Company made no contribution to the plan in 2000.

Redstone at the time of its acquisition had a deferred contribution profit sharing plan (401(k) Plan). The Company made no contributions to the plan in 1999.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 1999 and 2000, were $22,218 and $14,662, respectively.

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

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

The Company deposits its cash with what it believes to be high credit quality financial institutions. At times such deposits may be in excess of FDIC insurance limits. At December 31, 2000, the cash deposits did not exceed the FDIC insurance limits.

Accounts Receivable and Amount Due Broker

IEC introduced all customer transactions in securities traded on U.S. securities markets to Fiserve Correspondent Service, Inc. and First Southwest Company on a fully-disclosed basis. FAS introduces all customer transactions in securities traded on U.S. securities markets to Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation on a fully-disclosed basis. The agreement between IEC and FAS and their clearing brokers provide that IEC and FAS are obligated to assume any exposure related to nonperformance by customers or counterparties. IEC and FAS monitor clearance and settlement of all customer transactions on a daily basis.

The exposure to credit risk associated with the nonperformance of customers and counterparties in fulfilling their contractual obligations pursuant to these securities transactions can be directly impacted by volatile trading markets which may impair the customer's or counterparty's ability to satisfy their obligations to IEC or FAS. In the event of nonperformance, IEC or FAS may be required to purchase or sell financial instruments at unfavorable market prices resulting in a loss. Management does not anticipate non-performance by customers and counterparties in the above situations.

NOTE 2: RESTRICTED INVESTMENT

On March 18,1999, the Company entered into an agreement with an individual for the delivery to the Company of a stock certificate representing 66,250 shares of common stock of Westower Corporation (which was subsequently converted into 119,912 shares of Spectrasite Holdings, Inc. "SHI"). The agreement included the following terms:

         o The individual will receive compensation equal to five percent (5%) of the average daily closing sales price of the common stock on the American Stock Exchange, calculated for each fiscal quarter. During 1999 and 2000, the Company incurred $59,500 and $98,339, respectively, of interest expense under the terms of the agreement.






                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

NOTE 2: RESTRICTED INVESTMENT (CONTINUED)

         o The Company agreed not to transfer or assign the shares without the individual's prior written consent during the term of the agreement. During 2000, IEH returned to the individual 66,250 shares of SHI stock. Also a number of shares of the SHI stock were sold in the open market without the individuals consent and the proceeds from the sales were used to fund operations. At December 31, 2000, the liability for Restricted Investment Loan ($1,304,043) represents the quoted market value of the shares owed to the individual. The shares sold will have to be returned to the individual by IEH, which will necessitate their purchase in the public market. The trading price of these shares at the date of repurchase will determine if a trading gain or loss will be recognized.

         o The Company has issued to the individual a five year stock purchase warrant for 414,062 shares of common stock of the Company at an exercise price of $2.00 per share. The Company has the right to call the warrant if the trading price of the Company's common stock has equaled or exceeded $4.00 per share for ten consecutive days.

         o Agreement can be terminated upon sixty (60) days' notice by either party.

At December 31, 1999 the restricted investment was pledged by the Company as security for a $407,170 loan from a brokerage firm.

NOTE 3: STOCK OPTION PLANS

Long-Term Incentive Plan

The Company adopted its 1995 Long-Term Incentive Plan ("Plan") as of November 18, 1995. An aggregate of 300,000 shares of common stock has been authorized and reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. All of the Company's and its subsidiary's employees, independent directors and advisors are eligible to receive awards under the plan, but only employees of the Company and its subsidiaries are eligible to receive incentive stock options. The exercise price for incentive stock options granted under the Plan may be no less than the fair market value of the common stock on the day of the grant. As of December 31, 1999 and 2000, no grants have been awarded under this plan.

Brokers Stock Option Plan

The Company adopted its 1999 Brokers Stock Option Plan as of December 1, 1999. An aggregate of 1,000,000 shares of common stock has been reserved for issuance under the plan pursuant to the exercise of options or the grant of restricted stock awards. All brokers who have been employed by the firm prior to January 1, 2000 shall be entitled to earn options to purchase a number of shares of common stock of the Company equal to 20% of their annual gross production in commissions from the sale of securities. The exercise price of the options so earned shall be 5% over the closing bid price of the Company's common stock on the date of each broker's employment. Each option shall be exercisable for a period of three years beginning one year from the date of vesting. Options shall vest on January 1 of the year following the date of employment, and are not transferable. At December 31, 1999, 1,234,333 options were earned under this agreement. No options were granted during 2000.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 4: RELATED PARTY TRANSACTION

In December 1997, the Board of Directors authorized the issuance of 100,000 warrants to purchase common stock of the Company to each of the three (3) Directors of the Company at a price of $.30. The fair value of the common shares was $.20 (Bid Price) at the date the warrants were authorized; therefore, no expense was recognized in connection with the warrant issue. As of December 31, 2000, none of these warrants had been exercised.

The Chief Executive Officer and other executive officers of the Company have oral agreements regarding employment, tenure and compensation, including bonuses and stock option issuance. For the year ended December 31, 1999, the Company recognized compensation expense applicable to these executive officers aggregating $1,649,917 and they were issued options to purchase 410,000 shares of the Company's common stock at prices varying from $.50 to $1.00. Included in the officers' compensation for the years ended December 31, 1999 and 2000 is $281,501 and $74,250, respectively, earned by the Chief Executive Officer, in connection with underwritings. The Chief Executive Officer agreed to forgive the $281,501 and $74,250 and such amounts are reflected as a contribution to the Company's stockholders' equity in the accompanying consolidated financial statements for the years ended December 31, 1999 and 2000.

In 1999 the Chief Executive Officer loaned the Company $100,000 that was subsequently repaid.

In 2000, the Chief Executive Officer has loaned the Company $125,000, which remain outstanding as of December 31, 2000.

NOTE 5: LEASES

Future minimum payments, by year and in the aggregate, required under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

                  Years Ending
                  December 31,                                                Amount
                  ------------                                             ------------
                      2001                                                 $    590,476
                      2002                                                      594,053
                      2003                                                      483,835
                      2004                                                      292,273
                      2005                                                       61,760
                                                                           ------------
                                                                           $  2,022,397
                                                                           ============


Certain of these leases provide for the payment of taxes and other expenses by the Company. Rental expense for the years ended December 31, 1999 and 2000, approximated $695,4970 and $767,690, respectively.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


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

The following is information with respect to these warrants:

                                                  Granted to                                                Fair Value of
        Company                                   Unrelated          Granted to                           Retained Warrants
         Name                  Received            Parties            Employees           Retained        December 31, 2000
----------------------     ---------------     ---------------     ---------------     ---------------    -----------------

Rampart Capital
  Group, Inc.                       40,000               5,000              22,000              13,000     $            --

Streamedia
  Communications, Inc.             120,000              45,000              35,000              40,000     $            --

McGlen Internet
  Group, Inc.                      500,000             153,000             220,000             127,000     $            --

No value has been placed on the warrants retained by the Company. However, during 1999 the Company recognized $206,390 as compensation expense and fee income related to the warrants granted to employees. Such compensation expense was calculated using the Black-Scholes option-pricing model with the following assumptions: no dividends, expected volatility of 67.5% for Rampart and 82.5% for Streamedia, 88% for Glen; risk free interest rate of 6.0% and expected life of 5 years.

NOTE 7: NET CAPITAL REQUIREMENT

FAS is subject to the net capital rule (Rule 15c3-1) of the Securities and Exchange Commission. This rule prohibits FAS from engaging in any securities transaction at a time when its "aggregate indebtedness" exceeds fifteen times its "net capital" as those terms are defined by the rule. At December 31, 2000, FAS's net capital and required net capital were $109,778 and $50,000, respectively, and its ratio of aggregate indebtedness to net capital was 1.04 to
1. The Subsidiary's absolute minimum net capital is $50,000.

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 8: LOANS PAYABLE

The following summarizes the loans payable at December 31, 1999 and 2000:

                                                                1999           2000
                                                              ---------     ---------

8.8% loan from brokers, secured by restricted investment,
  due on demand                                               $ 407,170     $      --
                                                              =========     =========

NOTE 9: 10% CONVERTIBLE DEBENTURES

The 10% convertible debentures bear interest at the rate of 10% per annum, are due March 15, 2001 and are convertible into common stock of the Company at $1.00 per share as long as they are outstanding. In the event of default by the IEH, IEH will issue shares of its common stock (default shares) and the holders thereof will have the right to sell the default shares at a 20% discount to the market price until all invested funds have been recaptured. As of April 6, 2001, the debentures have not been paid and the default common shares have not been issued.

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

Series A

         o        Designated 1,060,000 shares of preferred stock as Series A

         o        10% cumulative dividend rate, payable quarterly

         o Sale price was $2.00 per share in minimum purchase units of 12,500 shares.

         o        Convertible into common stock on a one for one basis

         o Callable at the option of the Company after April 22, 2000 into common stock at a price of $4.00 per share

         o Each share of preferred stock has ten votes on matters submitted to shareholders for voting.





                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 10: PREFERRED STOCK (CONTINUED)

Series B

         o Designated 750,000 shares of preferred stock as Series B, of which 37,500 and 75,00 shares have been as of December 31, 1999 and 2000, respectively.

         o        10% cumulative dividend rate, payable quarterly

         o Sales price was $2.00 per share in minimum units of 12,500 shares

         o        Convertible into common stock on a one for one basis

         o Callable at the option of the Company after December 1, 2000 into common stock at a price of $4.00 per share

         o Each share of preferred stock has one vote on matters submitted to shareholders for voting

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 1999 and 2000:

                                        1999         2000
                                      --------     --------

Accrued Compensation                  $ 12,418     $ 89,845
Accounts Payable                        78,412      200,690
Accrued 401(k)                              --       19,405
Accrued Interest                        28,049      156,224
Accrued Preferred Stock Dividends       87,944      222,570
Other                                   88,318      259,446
                                      --------     --------

                                      $295,141     $948,180
                                      ========     ========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

NOTE 12: STOCK OPTIONS AND WARRANTS

During 1999, the Company executed various employment agreements with brokers, which gives the brokers the right to purchase shares of the Company's common stock in the form of stock options. The brokers have the right to acquire the number of shares of the Company's common stock that 20% of the brokerage fees generated by the broker divided by the strike price will purchase. The strike price of such options is the market value of the Company's common stock on the date the broker signed the employment agreement.

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

In connection with the delivery of the Westower Corporation (these shares were subsequently exchanged for Spectrasite Holdings, Inc. shares) common stock described in Note 2, the Company issued a stock purchase warrant that allows the holder the right to acquire 414,062 shares of the Company's common stock at an exercise price of $2.00 per share. The Company has recognized $571,406 in interest expense with a corresponding credit to paid-in capital, which represents the fair market value of the warrants as of March 18, 1999. The warrants were valued using the Black-Scholes options-pricing model with the following assumptions no dividends, expected volatility of 82%, risk free interest rate of 6.0% and expected life of 5 years.

The number of shares of the Company's common stock available under the terms of the above mentioned agreements is as follows:


                                                            Number of Securities
                                                             Under Lying Options         Exercise           Expiration
             Grantee                   Year of Grant        and Warrants Granted           Price                Date
--------------------------------       -------------        --------------------       -------------    ---------------------
Robert A. Shuey, III Officer                 1997                     100,000                   $.30    December 29, 2002
Joseph C. Crouch, Officer                    1999                     200,000            $0.50-$1.00    June 24, 2003
Elbert G. Tindell, Officer                   1997                     100,000                   $.30    December 29, 2002
Anthony Vaccaro, Officer                     1999                     100,000                  $1.00    January 15, 2004
William M. Mosely, Officer                   1999                      60,000            $0.50-$1.00    January 1, 2004
Jesse Shelmire, Ex Director                  1997                     100,000                   $.30    December 29, 2002
Various Brokers based on
   commissioned sales                        1999                   1,234,333            $1.05-$1.85    None
Mike Colaiacovo, Broker                      1999                     300,000                  $1.03    None
Manuel Bello, Broker                         1999                     300,000                  $1.03    None
Todd Cornelius, Officer                      1999                      50,000                  $1.00    January 1, 2004
Various Brokers in connection
   with sale of Series A
   Preferred stock                           1999                      77,500                  $2.00    None
S. Roy Jeffrey Warrant Issued                1999                     414,062                  $2.00    March 17, 2004
                                                                    ---------

                                                                    3,035,895
                                                                    =========


                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 12: STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the activity in stock options and warrants for the years ending December 31, 1999 and 2000:

                                                  1999                                   2000
                                  ------------------------------------    -----------------------------------
                                    Underlying        Weighted Average      Underlying       Weighted Average
                                      Shares           Exercise Price         Shares          Exercise Price
                                  ---------------     ----------------    ---------------    ----------------

Outstanding beginning of year             300,000     $          0.30           3,035,895     $          1.22

Granted                                 2,735,895                1.32                  --                  --
                                  ---------------                         ---------------

Outstanding end of year                 3,035,895     $          1.22           3,035,895     $          1.22
                                  ===============                         ===============

The Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, $56,220 in compensation expense was recognized in 1999 for options, which were granted to employees on which the option price was less than fair market value on the date of grant. No compensation expense is recognized upon the grant of options where the option price exceeds the fair market value at the date of grant. Had compensation expense for the Company's stock options been determined based on the fair value of the option at the grant dates consistent with the methodology prescribed by FAS No. 123, "Accounting for stock based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Net loss as reported           $  (3,330,827)
Pro forma net loss                (4,770,583)

Loss per share as reported     $       (1.64)
Pro forma net loss             $       (2.35)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions: no dividends, expected volatility of 109%, risk free interest rate of 6% and expected life of 36 to 60 months.

The stock based compensation for the year ended December 31, 1999, reflected in the above pro forma may not be indicative of such compensation in future periods as it only reflects options granted in the year ended December 31, 1999. No options were granted or exercised during 2000.






                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 13: STOCK SWAP

Effective July 6, 2000, IEH entered into a stock swap agreement whereby IEH issued 57,143 shares of its previously authorized but unissued common stock in exchange for 32,000 shares of e-financial depot.com common stock. Both the IEH shares and the e-financial depot.com shares fair market value on the date of the swap were $100,000.

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

FAS is involved in threatened litigation as of December 31, 2000. Management of IEH and FAS believe that the threatened claims are without merit and intends to aggressively defend itself against all allegations. Accordingly, IEH has not recorded any loss provision relative to any damages sought by the threatened litigation.

NOTE 15: GOING CONCERN

IEH's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, IEH has experienced significant operating losses. The continuance of such losses creates an uncertainty as to IEH's ability to continue as a going concern. Management of IEH has taken steps to reduce operating expenses and increase revenues. The ability of IEH to continue as a going concern is dependent upon the success of these actions and the ability of IEH to find additional capital until such time as operations turn positive. The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should IEH be unable to continue as a going concern.



                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        Income (Loss) Before
                                             Income Taxes,              Net Income                Earnings
                                      Preferred Stock Dividends        (Loss) From            (Loss) Per Share
                    Revenues         And Discontinued Operations  Continuing Operations    Continuing Operations
              --------------------   ---------------------------  ---------------------    ---------------------

1999

December      $              7,384      $           (289,041)     $           (342,041)     $               (.16)
September                   41,411                (2,018,493)               (2,048,208)                    (1.00)
June                            --                   657,774                   652,545                       .32
March                           --                   861,887                  (861,887)                     (.44)

2000

December      $            328,488      $            196,252      $            139,502      $                .04
September                  643,542                   272,452                   215,702                       .07
June                      (132,206)               (2,242,724)               (2,301,294)                     (.97)
March                      330,168                   653,530                   598,530                       .26

NOTE 17: SUBSEQUENT EVENT

During the first week of April 2001, FAS became aware that it did not meet the minimum capital required to continue operating as a broker dealer and as a result it has temporarily ceased operations until such time that FAS can meet the minimum capital requirement.