Form 10-Q
period 2001-03-31
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2001-05-30
CIK 852447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

3,881,143 shares of Common Stock, par value $.01 per share, were outstanding at May 14, 2001

                                   FORM 10-QSB
                                      INDEX




                                                                                                               PAGE NO.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

              Balance Sheets -
                      March 31, 2001 and December 31, 2000                                                           3

              Statements of Operations -
                      Three months ended March 31, 2001 and 2000                                                     5

              Statements of Cash Flows -
                      Three months ended March 31, 2001 and 2000                                                     6

              Notes to Financial Statements                                                                          8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                           10


PART II.  OTHER INFORMATION

   ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                11

   ITEM 4. OTHER INFORMATION                                                                                        11

   ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K                                                                         11

SIGNATURES                                                                                                          12


                         PART 1 - FINANCIAL INFORMATION

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                               March 31,     December 31,
                                                                 2001            2000
                                                              ------------   ------------
                                                              (Unaudited)

CURRENT ASSETS
   Cash                                                       $    191,383   $     11,669
   Trading Securities, at market                                    96,938             --
   Receivables                                                      19,325         44,585
   Prepaid Expenses                                                  6,511         10,417
                                                              ------------   ------------
              TOTAL CURRENT ASSETS                                 314,157         66,671
                                                              ------------   ------------

Furniture and Equipment, net of accumulated depreciation of
   $24,888 and $19,653, respectively                               139,941        144,702
Other Assets                                                            --         22,500
Net Assets of Discontinued Operations - Note 1                     234,268        734,431
                                                              ------------   ------------

              TOTAL ASSETS                                    $    688,366   $    968,304
                                                              ============   ============

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                         March 31,        December 31,
                                                                            2001             2000
                                                                        -------------    -------------
                                                                        (Unaudited)

CURRENT LIABILITIES
   10% Convertible Debentures                                           $     650,000    $     650,000
   Due to Broker                                                              100,000          100,000
   Accounts Payable and Accrued Liabilities                                   976,732          838,999
                                                                        -------------    -------------
              TOTAL CURRENT LIABILITIES                                     1,726,732        1,588,999
                                                                        -------------    -------------

Restricted Investment Loan                                                    387,530        1,190,672
Due to Related Party                                                          370,000          370,000
                                                                        -------------    -------------
              TOTAL LIABILITIES                                             2,484,262        3,149,671
                                                                        -------------    -------------

Stockholders' (Deficit)
   Undesignated Preferred Stock, par value $.01 per share;
     3,190,000 shares authorized, none outstanding                                 --               --
   10% Designated Series A Preferred Stock, par value $.01 per share;
     1,060,000 shares authorized, issued and outstanding                       10,600           10,600
   10% Designated Series B Preferred Stock, par value $.01 per share;
     750,000 shares authorized; 75,000 shares issued and outstanding              750              750
   Common Stock, par value $.01 per share; 20,000,000 shares
     authorized; 3,904,143 shares issued and outstanding respectively          39,041           39,041
   Additional Paid-in Capital                                               5,229,861        5,229,861
   Retained (Deficit)                                                      (6,943,898)      (7,329,369)
                                                                        -------------    -------------

                                                                           (1,663,646)      (2,049,117)
         Less 23,000 Treasury Shares, at cost                                (132,250)        (132,250)
                                                                        -------------    -------------

              Total Shareholders' (Deficit)                                (1,795,896)      (2,181,367)
                                                                        -------------    -------------
              Total Liabilities and Stockholders' (Deficit)             $     688,366    $     968,304
                                                                        =============    =============


                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                    For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------    -----------

Revenues:
   Gain (Loss) on Firm Securities Accounts                         $   780,499    $  (359,959)
   Other Income                                                          1,219         29,500
                                                                   -----------    -----------

         Total Revenue                                                 781,718       (330,459)
                                                                   -----------    -----------

Expenses:
   Employee Compensation                                                72,648        498,945
   General and Administrative Expenses                                 105,449        115,393
   Interest Expense                                                     61,780         49,363
                                                                   -----------    -----------

         Total Expenses                                                239,877        663,701
                                                                   -----------    -----------

Gain (Loss) Before Federal Income Tax, Preferred Stock Dividends
   and Discounted Operations                                           541,841       (994,160)

Federal Income Tax Expense                                                  --             --
Preferred Stock Dividends                                              (56,750)       (55,000)
                                                                   -----------    -----------

              Net Gain (Loss) Before Discontinued Operations           485,091     (1,049,160)
                                                                   -----------    -----------

Operating Gain (Loss) from Discontinued Operations                     (99,620)       823,845
                                                                   -----------    -----------

              Net Income (Loss)                                    $   385,471    $  (225,315)
                                                                   ===========    ===========

Weighted Average Number of Common Shares Outstanding                 3,881,143      2,305,000
                                                                   ===========    ===========

Net (Loss) Per Common Share
   Continuing Operations                                           $       .12    $      (.46)
   Discontinued Operations                                                (.02)           .36
                                                                   -----------    -----------
                                                                   $       .10    $      (.10)
                                                                   ===========    ===========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                        For the Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------

Cash Flow from Operating Activities
   Net gain (loss)                                                     $    385,471    $   (225,315)
   Adjustment to reconcile net income (loss)
     to net cash from operating activities
         Depreciation                                                         5,235           7,821
   Changes in assets and liabilities
         Trading securities                                                 (96,938)             --
         Receivables                                                         25,260            (500)
         Prepaid expenses                                                     3,906          14,567
         Other assets                                                        22,500              --
         Cash overdraft                                                          --          37,756
         Accounts payable and accrued liabilities                           137,733          21,770
         Increase (decrease) in restricted investment loan                 (803,142)        215,262
                                                                       ------------    ------------

              Net Cash Flow Provided (Used) By
                  Continuing Operating Activities                          (319,975)         71,361
                                                                       ------------    ------------

              Net Cash Provided By (Used In) Discontinued Operations        500,163        (368,268)
                                                                       ------------    ------------

              Net Cash (Used In) Operating Activities                       180,188        (296,907)
                                                                       ------------    ------------

Cash Flow from Investing Activities
   Equipment Purchases                                                         (474)        (72,400)
                                                                       ------------    ------------

Cash Flow from Financing Activities
   Change in restricted investments                                              --         616,187
   Notes payable payments                                                        --        (407,170)
   Sale of Common Stock                                                          --          70,000
                                                                       ------------    ------------
              Net Cash Flow Provided By Financing Activities                     --         279,017
                                                                       ------------    ------------

Net Increase (Decrease) In Cash                                             179,714         (90,290)

Cash at the Beginning of the Period                                          11,669          91,819
                                                                       ------------    ------------

Cash at the End of the Period                                          $    191,383    $      1,529
                                                                       ============    ============




                                   (Continued)
                                        6

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                              For the Three Months Ended
                                     March 31,
                             ---------------------------
                                2001           2000
                             ------------   ------------

Cash Paid During the Year:
   Interest                  $         --   $     73,289
                             ============   ============
   Income Taxes                        --   $         --
                             ============   ============

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

NOTE 1: BUSINESS

Swiss Nassau Corporation was incorporated on May 17, 1994 in the state of Nevada, United States of America, and on October 20, 1995, changed its name into EuroMed, Inc. On April 23, 1999, EuroMed, Inc. changed its name to Institutional Equity Holdings, Inc. (the "Company" or "IEH").

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

The Redstone Shareholders agreed to terminate their relationship with the Company in February 2000, subject to certain compensation payments, to forgo the collections of the Company's subordinate notes due the Redstone Shareholders, to assume an investment in a certain security at its book value and to modify the number of shares of the Company's common stock from 1,100,000 to 500,000 shares of fully vested common stock. The Company has a right to repurchase these shares of its common stock at a price of $2.00 per share as follows:

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

On August 18, 2000, IEH acquired all of the members' ownership interest in First Atlanta Securities, L.L.C. (FAS), a Georgia limited liability company, in exchange for 1,300,000 shares of IEH's $.01 par value, common stock. FAS was a full service brokerage firm, located in Atlanta, Georgia.

During 2000, IEC sustained significant operating losses and IEH was unable to continue to fund IEC's losses and as a result IEC ceased operations during December of 2000, and all brokers and employees of IEC were terminated.

                                   (Continued)
                                        8

                       INSTITUTIONAL EQUITY HOLDINGS, INC.
                            (FORMERLY EUROMED, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1: BUSINESS (CONTINUED)

During April 2001, FAS shut down its operations because it did not meet the minimum capital requirements of the National Association of Security Dealers
(NASD). The offices in Atlanta were closed, all brokers and employees were terminated and the furniture, books and records were moved to Destin Florida. If and when FAS resumes any operations, it is likely to be as a broker of bonds rather than a broker dealer in equity securities.

As a result of the cessation of operations of IEC and FAS the net assets and net liabilities of IEC and FAS have been shown in the consolidated balance sheets as assets of discontinued operations and the net operations of IEC and FAS have been shown as discontinued operations in the consolidated statement of operations.

As of May 14, 2001, IEH is a holding company with no operating subsidiaries.

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

The financial data at December 31, 2000, is derived from audited financial statements, which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. As noted above discontinued operations have been shown as one line items at December 31, 2000 and March 31, 2001. Interim results are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3: NET LOSS PER COMMON SHARE

Basic earnings (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during the periods. Diluted
(loss) per common share is not disclosed because the effect of the exercise of the common stock warrants and options would be anti-dilutive.

                                     ITEM 2

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenues for the three months ended March 31, 2001, increased to $781,718 compared to $(330,459) for the three months ended March 31, 2000. The closing of all brokerage operations has necessitated the accounting for all brokerage operations as discontinued operations. The change in revenue is primarily related to the change in the market value of equity investments held or the decline in the market value of the borrowed stock owed by the Company.

Expenses for the three months ended March 31, 2001, decreased 64% to $239,877 compared to $663,701 for the three months ended March 31, 2000. The decrease is primarily the result of the termination of all employees except two directors and a secretary of the Company in December of 2000.

For the three months ended March 31, 2001, the Company reported a net gain of $385,471 compared to a loss of $225,315 for the three months ended March 31, 2000. The gain in 2001, is primarily the result of the decrease in the market value of the borrowed stock the Company has sold, which it still owes to the lender

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $180,188 for the three months ended March 31, 2001, compared with cash used in operations of $296,907 for the three months ended March 31, 2000. This significant decrease in cash used was attributable to the reduction in cash used by discontinued operations and the reduction in the market value of the borrowed stock owed by the Company.

                           PART II - OTHER INFORMATION

ITEM 3: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4: OTHER INFORMATION

None

ITEM 5: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Number                         Exhibit Description

       None

   (b) Reports of Form 8-K:

     On or about February 16, 2001, we filed a report on Form 8-k, to which reference is made for all purposes, notifying the public of the resignations of our existing officers and the majority of our board of directors and the election and appointment of new directors and officers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Institutional Equity Holdings, Inc.

Dated:

       Signature                                          Title
       ---------                                          -----

/s/ Elbert Gene Tindell                        President and
------------------------------                 Chief Executive Officer

/s/ Elbert Gene Tindell                        Chief Financial Officer,
------------------------------                 Treasurer and Secretary