Form 10-Q
period 2001-06-30
INSTITUTIONAL EQUITY HOLDINGS INC /NV/
filed 2001-08-20
CIK 852447

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED June 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 TO
                                        ---------------    -------------------

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

                           Yes  [X]            No  [ ]

3,881,143 shares of Common Stock, par value $.01 per share, were outstanding at August 15, 2001

                                   FORM 10-QSB

                                      INDEX



                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

              Consolidated Balance Sheets -
                      June 30, 2001 (unaudited) and December 31, 2000                 3

              Consolidated Statements of Operations -
                      Three months and six months ended June 30, 2001 and
                           2000(unaudited)                                            5

              Consolidated Statements of Cash Flows -
                      Six months ended June 30, 2001 and 2000(unaudited)              6

              Notes to Financial Statements                                           8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                            10

PART II.  OTHER INFORMATION

   ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS                                 12

   ITEM 4. OTHER INFORMATION                                                         12

   ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K                                          12

SIGNATURES

                         PART 1 - FINANCIAL INFORMATION

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           June 30,   December 31,
                                                             2001        2000
                                                          ----------- ------------
                                                          (Unaudited)
Current Assets
   Cash                                                    $105,146     $ 11,669
   Trading Securities, at market                             52,327           --
   Receivables                                               19,353       44,585
   Prepaid Expenses                                           2,604       10,417
                                                           --------     --------

              Total Current Assets                          179,430       66,671

Furniture and Equipment, net of accumulated depreciation
   of $19,653, at December 31, 2000                              --      144,702
Other Assets                                                     --       22,500
Net Assets of Discontinued Operations - Note 1                   --      734,431
                                                           --------     --------

              Total Assets                                 $179,430     $968,304
                                                           ========     ========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                    June 30,      December 31,
                                                                      2001            2000
                                                                   -----------    ------------
                                                                   (Unaudited)
Current Liabilities
   10% Convertible Debentures                                       $   650,000    $   650,000
   Due to Broker                                                        100,000        100,000
   Accounts Payable and Accrued Liabilities                           1,118,254        838,999
                                                                    -----------    -----------

              Total Current Liabilities                               1,868,254      1,588,999

Restricted Investment Loan                                              583,204      1,190,672
Due to Related Parties                                                  370,000        370,000
Net Liabilities of Discontinued Operations - Note 1                   1,142,498             --
                                                                    -----------    -----------

              Total Liabilities                                       3,963,956      3,149,671
                                                                    -----------    -----------

Stockholders' (Deficit)
   Undesignated Preferred Stock, par value $.01 per share;
       3,190,000 shares authorized, none outstanding                         --             --
   10% Designated Series A Preferred Stock, par value $.01 per
       share; 1,060,000 shares authorized, issued and outstanding        10,600         10,600
   10% Designated Series B Preferred Stock, par value $.01 per share; 750,000 shares authorized; 75,000 issued and
       outstanding                                                          750            750
   Common Stock, par value $.01 per share; 20,000,000 shares
       authorized; 3,904,143 shares issued and outstanding,              39,041         39,041
   Additional Paid-In Capital                                         5,229,861      5,229,861
   Retained (Deficit)                                                (8,932,528)    (7,329,369)
                                                                    -----------    -----------

                                                                     (3,652,276)    (2,049,117)
       Less 23,000 Treasury Shares, at cost                            (132,250)      (132,250)
                                                                    -----------    -----------

              Total Shareholders' (Deficit)                          (3,784,526)    (2,181,367)
                                                                    -----------    -----------

              Total Liabilities and Shareholders' (Deficit)         $   179,430    $   968,304
                                                                    ===========    ===========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        --------------------------    -------------------------
                                           2001           2000           2001           2000
                                        -----------    -----------    -----------    -----------
Revenues
    Gain (Loss) on Firm Securities
       Accounts                         $   (92,262)   $  (102,706)   $   688,237    $  (462,665)
    Other Income                                783        (29,210)         2,002            290
                                        -----------    -----------    -----------    -----------

          Total Revenue                     (91,479)      (131,916)       690,239       (462,375)
                                        -----------    -----------    -----------    -----------

Costs and Expenses
    Employee Compensation                    79,266        265,131        151,914        764,076
    General and Administrative
        Expenses                            162,913        176,318        268,362        291,711
    Interest Expense                         34,513         21,670         96,293         71,033
    Loss on Foreclosure of Furniture
         and Equipment                      139,941             --        139,941
                                        -----------    -----------    -----------    -----------


           Total Expenses                   416,633        463,119        656,510      1,126,820
                                        -----------    -----------    -----------    -----------

        Gain (Loss) From Continuing
          Operations Before Preferred
             Stock Dividend and
             Discontinued Operations       (508,112)      (595,035)        33,729     (1,589,195)

Preferred Stock Dividend                    (56,750)       (58,570)      (113,500)      (113,570)
Federal Income Tax Expense                       --             --             --             --
                                        -----------    -----------    -----------    -----------

        Net (Loss) From Continuing
          Operations                       (564,862)      (653,605)       (79,771)    (1,702,765)

Discontinued Operations
    Operating (Loss)                     (1,423,768)    (1,922,445)    (1,523,388)    (1,098,600)
                                        -----------    -----------    -----------    -----------

        Net (Loss)                      $(1,988,630)   $(2,576,050)   $(1,603,159)   $(2,801,365)
                                        ===========    ===========    ===========    ===========

Net (Loss) Per Share
    Continuing Operations               $      (.15)   $      (.27)   $      (.02)   $      (.72)
    Discontinued Operations                    (.36)          (.81)          (.39)          (.47)
                                        -----------    -----------    -----------    -----------

                                        $      (.51)   $     (1.08)   $      (.41)   $     (1.19)
                                        ===========    ===========    ===========    ===========
Weighted Average Number
    of Common Shares Outstanding          3,881,143      2,382,000      3,881,143      2,362,000
                                        ===========    ===========    ===========    ===========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended June 30,
                                                               --------------------------
                                                                  2001           2000
                                                               -----------    -----------
Cash Flow from Operating Activities
   Net (loss)                                                  $(1,603,159)   $(2,801,365)
   Adjustment to reconcile net (loss) to net cash flow
      from operating activities
           Depreciation and amortization                             4,761         16,955
           Change in restricted investment loan                   (607,468)       218,616
           Loss on foreclosure of assets                           139,941         25,601
           Charge for Impairment of Goodwill                     1,111,988             --
   Changes in assets and liabilities
           Trading Securities                                      (52,327)            --
           Receivables                                              25,232         (1,200)
           Prepaid expenses                                          7,813         53,778
           Other assets                                             22,500             --
           Cash overdraft                                               --          7,131
           Due to brokers                                               --        165,000
           Accounts payable and accrued liabilities                279,255        178,604
                                                               -----------    -----------

              Net Cash Flow (Used) By Continuing
                  Operating Activities                            (671,464)    (2,136,880)
                                                               -----------    -----------

              Net Cash Provided By (Used In)
                  Discontinued Operations                          764,941      1,032,628
                                                               -----------    -----------

              Net Cash Provided By (Used In)                        93,477     (1,104,252)
                                                               -----------    -----------
                  Operating Activities

Cash Flow From Investing Activities
   Equipment purchases                                                  --       (102,540)
   Proceeds from sale of assets                                         --         73,100
                                                               -----------    -----------

              Net Cash Flow (Used) By Investing Activities              --        (29,440)
                                                               -----------    -----------

Cash Flow From Financing Activities
   Sale of restricted investment                                        --      1,304,043
   Note payable payments                                                --       (507,170)
   Proceeds from loans                                                  --        100,000
   Sale of common stock                                                 --         70,000
   Sale of preferred stock                                              --         75,000
                                                               -----------    -----------

              Net Cash Flow Provided By Financing Activities            --      1,041,873
                                                               -----------    -----------

                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                      Six Months Ended June 30,
                                     --------------------------
                                         2001       2000
                                      ---------   ---------
Net (Decrease) In Cash                $  93,477   $ (91,819)

Cash at the Beginning of the Period      11,669      91,819
                                      ---------   ---------

Cash at the End of the Period         $ 105,146   $      --
                                      =========   =========

Cash Paid During the Year For:
   Interest                           $      --   $ 119,386
                                      =========   =========
   Income Taxes                       $      --   $      --
                                      =========   =========

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

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

              Number of Redemption
                      Shares                                Period
               --------------------                     ---------------
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


                                   (Continued)

                       INSTITUTIONAL EQUITY HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

NOTE 1:  BUSINESS (CONTINUED)

During April 2001, FAS shut down its operations because it did not meet the minimum capital requirements of the National Association of Security Dealers
(NASD). The offices in Atlanta were closed, all brokers and employees were terminated and the furniture, books and records were moved to Destin Florida. If and when FAS resumes any operations, it is likely to be as a broker of bonds rather than a broker dealer in equity securities. In connection with the closing of FAS's office, the goodwill associated with FAS became impaired and all of the remaining goodwill ($1,111,988) was charged off.

As a result of the cessation of operations of IEC and FAS the net assets and net liabilities of IEC and FAS have been shown in the consolidated balance sheets as assets or liabilities of discontinued operations and the net operations of IEC and FAS have been shown as discontinued operations in the consolidated statement of operations.

As of August 15, 2001, IEH is a holding company with no operating subsidiaries.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the periods presented have been included.

The financial data at December 31, 2000, is derived from audited financial statements, which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. As noted above discontinued operations have been shown as one line items at December 31, 2000 and June 30, 2001. Interim results are not necessarily indicative of results for the full year.

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

                                  JUNE 30, 2001


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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Revenues for the three months ended June 30, 2001, increased to $(91,479) compared to $(131,916) for the three months ended June 30, 2000. The closing of all brokerage operations has necessitated the accounting for all brokerage operations as discontinued operations. The change in revenue is primarily related to the change in the market value of equity investments held by IEH or the decline in the market value of the borrowed stock owed by the Company.

Expenses for the three months ended June 30, 2001, decreased 10% to $416,633 compared to $463,119 for the three months ended June 30, 2000. The decrease is primarily the result of the termination of all employees except two directors and a secretary of the Company in December of 2000.

For the three months ended June 30, 2001, the Company reported a net loss of $1,988,630 compared to a loss of $2,576,050 for the three months ended June 30, 2000. The decrease in the net loss in 2001, is primarily the result of the decrease in the market value of the borrowed stock the Company has sold, which it still owes to the lender which was offset by the $1,111,988 impairment of the goodwill associated with the discontinued operations of FAS.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues for the six months ended June 30, 2001, increased to $690,239 compared to $(462,376) for the six months ended June 30, 2000. The closing of all brokerage operations has necessitated the accounting of all brokerage operations as discontinued operations. The change in revenue is primarily related to the change in the market value of equity investments held by IEH or the decline in the market value of the borrowed stock owed by the Company.

Expenses for the six months ended June 30, 2001, decreased 42% to $656,510 compared to $1,126,820 for the six months ended June 30, 2000. The decrease is primarily the result of the termination of all employees except two directors and a secretary of the Company in December of 2000.

For the six months ended June 30, 2001, the Company reported a net loss of $1,603,159 compared to a loss of $2,801,365 for the six months ended June 30, 2000. The reduction in the loss is primarily related to gains in equity securities held, a reduction in the liability for borrowed stock and decreased general and administrative expenses associated with the termination of employees mentioned above which was partially offset by the $1,111,988 impairment of the goodwill associated with the discontinued operations of FAS.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $93,477 for the six months ended June 30, 2001, compared with cash used in operations of $1,104,252 for the six months ended June 30, 2000. This significant decrease in cash used was attributable to the reduction in cash used by discontinued operations and the reduction in the market value of the borrowed stock owed by the Company.

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

Institutional Equity Holdings, Inc.

Dated:  August 20, 2001


       Signature                                            Title
       ---------                                            -----



/s/  Elbert Gene Tindell
                                                     Chief Executive Officer
--------------------------------------



/s/ Bill Rapaglia
                                                     President and Secretary
--------------------------------------